Form 10-Q
period 2025-09-30
Chenghe Acquisition III Co.
filed 2025-11-14
CIK 2047177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42847

CHENGHE ACQUISITION III CO.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

38 Beach Road #29-11

South Beach Tower

Singapore 189767

(Address of principal executive offices)

(+65) 9851 8611

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	CHECU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 par value	CHEC	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	CHECW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 14, 2025, there were 13,058,000 Class A ordinary shares, $0.0001 par value and 4,216,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CHENGHE ACQUISITION III CO.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three Months ended September 30, 2025 and 2024, for the Nine Months ended September 30, 2025 and for the period from June 4, 2024 (inception) through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months ended September 30, 2025 and for the Three Months Ended September 30, 2024 and for the period from June 4, 2024 (inception) through September 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the period from June 4, 2024 (inception) through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHENGHE ACQUISITION III CO.

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)	(audited)
Assets
Current assets
Cash	$1,195,873	$—
Prepaid expenses	71,875	25,000
Total Current Assets	1,267,748	25,000

Deferred offering costs	—	152,137
Cash held in Trust Account	126,687,466	—
Total Assets	$127,955,214	$177,137

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$62,166	$22,172
Accrued offering costs	1,303,203	152,137
Due to related party	7,500	—
Promissory note – related party	—	10,420
Total Current Liabilities	1,372,869	184,729

Deferred underwriting fee	5,060,000	—
Total Liabilities	6,432,869	184,729

Commitments

Class A ordinary shares subject to possible redemption, $0.0001 par value; 12,650,000 shares and none at redemption value of $10.01 per share and none as of September 30, 2025 and December 31, 2024, respectively	126,687,466	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 408,000 shares and none issued and outstanding (excluding 12,650,000 and none shares subject to possible redemption) as of September 30, 2025 and December 31, 2024, respectively	41	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,216,667 shares issued and outstanding as of September 30, 2025 and December 31, 2024(1)	422	422
Additional paid-in capital	—	24,578
Accumulated deficit	(5,165,584)	(32,592)
Total Shareholders’ Deficit	(5,165,121)	(7,592)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$127,955,214	$177,137

(1)	On June 30, 2025, Cayman Sponsor forfeited for no consideration 95,833 Class B ordinary shares resulting in 4,216,667 Founder Shares held by Cayman Sponsor. On June 30, 2025, Cayman Sponsor transferred 1,852,000 Founder Shares to Delaware Sponsor, resulting in Cayman Sponsor holding 2,364,667 Founder Shares and Delaware Sponsor holding 1,852,000 Founder Shares . All shares and per share amounts have been retroactively restated (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION III CO.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the period from June 4, 2024 (inception) through September 30,
	2025	2024	2025	2024
Formation, general, and administrative costs	$124,540	$—	$167,797	$3,797
Loss from operations	(124,540)	—	(167,797)	(3,797)

Other income:
Interest earned on cash held in Trust Account	187,466	—	187,466	—

Net income (loss)	$62,926	$—	$19,669	$(3,797)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	1,865,429	—	624,096	—
Basic and diluted net income per share, Class A ordinary shares	$0.01	$—	$0.00	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares(1)	3,745,238	—	3,692,954	—
Basic and diluted net income per share, Class B ordinary shares	$0.01	$—	$0.00	$—

(1)	On June 30, 2025, Cayman Sponsor forfeited for no consideration 95,833 Class B ordinary shares resulting in 4,216,667 Founder Shares held by Cayman Sponsor. On June 30, 2025, Cayman Sponsor transferred 1,852,000 Founder Shares to Delaware Sponsor, resulting in Cayman Sponsor holding 2,364,667 Founder Shares and Delaware Sponsor holding 1,852,000 Founder Shares (. All shares and per share amounts have been retroactively restated (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION III CO.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	4,216,667	$422	$24,578	$(32,592)	$(7,592)
Net loss	—	—	—	—	—	(19,632)	(19,632)
Balance — March 31, 2025 (unaudited)	—	—	4,216,667	422	24,578	(52,224)	(27,224)
Net loss	—	—	—	—	—	(23,625)	(23,625)
Balance — June 30, 2025 (unaudited)	—	$—	4,216,667	$422	$24,578	$(75,849)	$(50,849)
Sale of Private Placement units	408,000	41	—	—	4,079,959	—	4,080,000
Fair value of Public warrants at issuance	—	—	—	—	1,385,175	—	1,385,175
Allocated value of transaction costs to Class A Ordinary shares	—	—	—	—	(145,042)	—	(145,042)
Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	(5,344,670)	(5,152,661)	(10,497,331)
Net income	—	—	—	—	—	62,926	62,926
Balance — September 30, 2025 (unaudited)	408,000	$41	4,216,667	$422	$—	$(5,165,584)	$(5,165,121)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND FOR THE PERIOD FROM JUNE 4, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — June 04, 2024 (inception)	1	$—	$—	$—	$—
Net loss	—	—	—	(3,797)	(3,797)
Balance — June 30, 2024 and September 30, 2024 (unaudited)	1	$—	$—	$(3,797)	$(3,797)

(1)	On June 30, 2025, Cayman Sponsor forfeited for no consideration 95,833 Class B ordinary shares resulting in 4,216,667 Founder Shares held by Cayman Sponsor. On June 30, 2025, Cayman Sponsor transferred 1,852,000 Founder Shares to Delaware Sponsor, resulting in Cayman Sponsor holding 2,364,667 Founder Shares and Delaware Sponsor holding 1,852,000 Founder Shares. All shares and per share amounts have been retroactively restated (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION III CO.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2025	For the period from June 4, 2024 (inception) through September 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$19,669	$(3,797)
Adjustments to reconcile net income to net cash used in operating activities:
Formation, general, and administrative costs paid through promissory note – related party	172,179	—
Payment of operation costs through promissory note	—	—
Interest earned on cash and marketable securities held in Trust Account	(187,466)	—
Changes in operating assets and liabilities:
Prepaid expenses	(71,875)	—
Accounts payable and accrued expenses	39,994	3,797
Due to related party	7,500	—
Net cash used in operating activities	(19,999)	—

Cash Flows from Investing Activity:
Investment of cash into Trust Account	(126,500,000)
Net cash used in investing activity	(126,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	123,970,000
Proceeds from sale of Private Placement Units	4,080,000
Repayment of promissory note - related party	(255,487)
Payment of offering costs	(78,641)
Net cash provided by financing activities	127,715,872	—

Net Change in Cash	1,195,873	—
Cash – Beginning of period	—	—
Cash – End of period	$1,195,873	$—

Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$1,303,203	$—
Deferred offering costs paid through promissory note – related party	$72,888	$—
Deferred offering costs paid through prepaid expenses	$25,000	$—
Deferred underwriting fee payable	$5,060,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Chenghe Acquisition III Co. (the “Company”) is blank check company incorporated as a Cayman Islands exempted company on June 4, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any potential initial Business Combination target.

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from June 4, 2024 (inception) through September 30, 2025, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on September 15, 2025 (the “Registration Statement”). On September 17, 2025, the Company consummated the Initial Public Offering of 12,650,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,650,000 Units, at $10.00 per Unit, generating gross proceeds of $126,500,000. Each Unit consists of one Public Share and one-half of one redeemable warrant (the “Public Warrants”) as discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 408,000 units (the “Private Placement Units”), which includes 33,000 Private Placement Units issued to the underwriter and Delaware Sponsor (as defined below) in connection with the underwriter’s full exercise of its over-allotment option, at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s co-sponsors and BTIG, LLC, the representative of the underwriters (“BTIG”), generating gross proceeds of $4,080,000. Each Private Placement Unit is identical to the Units sold in the Initial Public offering, except as described in Note 4.

The Company’s co-sponsors are Chenghe Investment III Limited, a Cayman Islands limited company (“Cayman Sponsor”, and the sole manager of Delaware Sponsor (defined below)) and Chenghe Investment III LLC, a Delaware limited liability company (“Delaware Sponsor”). Of those 408,000 Private Placement Units, Cayman Sponsor purchased 50,000 Private Placement Units, Delaware Sponsor purchased 231,500 Private Placement Units (including 16,500 Private Placement Units as a result of the exercise of the underwriters’ over-allotment option in full), and BTIG purchased 126,500 Private Placement Units (including 16,500 Private Placement Units as a result of the exercise of the underwriters’ over-allotment option in full) as discussed in Note 4.

Transaction costs amounted to $9,069,732, consisting of $2,530,000 of cash underwriting fee, $5,060,000 of deferred underwriting fee, and $1,479,732 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating an initial Business Combination (less any taxes payable on interest earned and less any interest earned thereon that is released to the Company for taxes).

The initial Business Combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the Trust Account (defined below) (excluding the deferred underwriting commissions and taxes paid or payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for such initial Business Combination. However, the Company will only complete an initial Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There can be no assurance that the Company will be able to successfully effect an initial Business Combination.

Following the closing of the Initial Public Offering, on September 17, 2025, $126,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in the trust account (the “Trust Account”), with Odyssey Transfer and Trust Company acting as trustee. The funds, initially to be held in cash, including demand deposit accounts at a bank, may only be invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to permitted withdrawals, the proceeds from the Initial Public Offering and the sale of Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete its initial Business Combination within the Completion Window (as defined below), subject to applicable law, and (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under the law or stock exchange listing requirement. The Company will provide the public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of permitted withdrawals) divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share.

The Company accounted for the Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. In accordance with ASC 480-10-S99, upon the completion of the Initial Public Offering, the Company classified the Class A ordinary shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 12,650,000 Class A ordinary shares sold as part of the units in the offering were issued with other freestanding instruments (i.e., warrants), the initial carrying value of Class A ordinary shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.

The Company has 18 months from the closing of the Initial Public Offering (or such other time period in which the Company must consummate an initial Business Combination pursuant to an amendment to the Company’s amended and restated memorandum and articles of association) (the “Completion Window”) to complete the initial Business Combination. If the Company has not completed the initial Business Combination within the Completion Window, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Completion Window.

The initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within the Completion Window. However, if the Company’s initial shareholders or management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete its initial Business Combination within the allotted Completion Window.

The underwriters have agreed to waive all rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete its initial Business Combination within the Completion Window and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares.

In order to protect the amounts held in the Trust Account, the co-sponsors have agreed that they will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the co-sponsors to reserve for such indemnification obligations, nor has the Company independently verified whether the co-sponsors have sufficient funds to satisfy its indemnity obligations and the Company believes that the co-sponsors’ only assets are securities of the Company. The co-sponsors may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, the Company may not be able to complete its initial Business Combination, and shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, the Company had $1,195,873 in cash and a working capital deficit of $105,121. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete an initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, the co-sponsors, or certain of their officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such Working Capital Loans. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, management has determined that if the Company is unable to complete an initial Business Combination within the Combination Window, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 17, 2027. The Company cannot assure its shareholders that its plans to raise capital or to consummate an initial Business Combination will be successful.

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Initial Public Offering’s Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on September 17, 2025. The interim results for the three and nine months ended September 30, 2025, and for the period from June 4, 2024 (inception) through September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,195,873 and nil in cash as of September 30, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of September 30, 2025 and December 31, 2024.

Cash held in Trust Account

As of September 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $126,687,466 and nil, respectively, were held in cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Public and Private Placement Shares and Warrants were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Transaction costs amounted to $9,069,732, consisting of $2,530,000 of cash underwriting fee, $5,060,000 of deferred underwriting fee, and $1,479,732 of other offering costs.

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Instruments

The Company accounted for the issued Public Warrants included in the Units sold in the Initial Public Offering and Private Placement Warrants included in the Private Placement Units sold simultaneously with the Initial Public Offering in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the accompanying unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s financial statement.

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds upon Initial Public Offering	$126,500,000
Less:
Proceeds allocated to Public Warrants	(1,385,175)
Class A ordinary shares issuance costs	(8,924,690)
Plus:
Remeasurement of carrying value to redemption value	10,497,331
Class A ordinary shares subject to possible redemption, September 30, 2025	$126,687,466

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes an initial Business Combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 6,937,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because in the calculation of diluted loss per share, their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income per share for the three months ended September 30, 2025, for the nine months ended September 30, 2025 and for the period from June 4, 2024 (inception) through September 30, 2024. All accretions associated with the redeemable Class A ordinary shares are excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the period from June 4, 2024 (inception) through September 30,
	2025		2024		2025		2024
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per Ordinary Share:
Numerator:
Allocation of net income (loss)	$20,922	$42,004	$—	$—	$2,843	$16,826	$—	$(3,797)
Denominator:
Weighted-average shares outstanding	1,865,429	3,745,238	—	—	624,096	3,692,954	—	1
Basic and diluted net income (loss) per common stock	$0.01	$0.01	$—	$—	$0.00	$0.00	$—	$(3,797)

 CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07 — Segment Reporting — Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As of September 30, 2025, the Company adopted ASU 2023-07 and reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 9 for further information.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact these standards will have on it financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering on September 17, 2025, the Company sold 12,650,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,650,000 Units, at a purchase price of $10.00 per Unit. Each Unit had a price of $10.00 and consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein. Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade.

The Founder Shares, Private Placement Units, private placement shares, Private Placement Warrants, and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement entered into by the Company’s initial shareholders and management team. Those lock-up provisions provide that such securities are not transferable or salable (a) in the case of the Founder Shares, until the earlier of: (i) six months after the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination and (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and (b) in the case of the Private Placement Units, the private placement shares, the Private Placement Warrants included in the Private Placement Units, and the respective Class A ordinary shares underlying such warrants, until 30 days after the completion of the initial Business Combination, except to permitted transferees.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, Cayman Sponsor purchased an aggregate of 50,000 Private Placement Units, and Delaware Sponsor purchased an aggregate of 231,500 Private Placement Units (including 16,500 Private Placement Units as a result of the exercise of the underwriters’ over-allotment option in full). Collectively, the co-sponsors purchased an aggregate of 281,500 Private Placement Units at a price of $10.00 per unit, for an aggregate purchase price of $2,815,000. BTIG, the representative of the underwriters purchased an aggregate of 126,500 Private Placement Units (including 16,500 Private Placement Units as a result of the exercise of the underwriters’ over-allotment option in full) at a price of $10.00 per unit, for an aggregate purchase price of $1,265,000. Collectively, the co-sponsors and BTIG purchased an aggregate of 408,000 Private Placement Units for an aggregate purchase price of $4,080,000. Each Private Placement Unit is identical to the Units sold in the Initial Public Offering, except as described below.

The Private Placement Units (including the private placement shares, the Private Placement Warrants or private placement shares issuable upon exercise of such warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination (except, among other limited exceptions as described in Note 3).

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 5, 2024, Cayman Sponsor paid $25,000, or approximately $0.006 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 4,312,500 Class B ordinary shares (the “Founder Shares”) at $0.0001 par value. On June 30 2025, Cayman Sponsor forfeited for no consideration 95,833 Class B ordinary shares resulting in 4,216,667 Founder Shares held by Cayman Sponsor. On June 30, 2025, Cayman Sponsor transferred 1,852,000 Founder Shares to Delaware Sponsor, resulting in Cayman Sponsor holding 2,364,667 Founder Shares and Delaware Sponsor holding 1,852,000 Founder Shares . All shares and per share amounts have been retroactively restated. Collectively, 550,000 Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. On September 17, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 550,000 Founder Shares were no longer subject to forfeiture at the time the underwriters exercised their over-allotment option in full.

The Company’s initial shareholders, co-sponsors, officers and directors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) six months after the completion of the initial Business Combination or (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-up”). Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination, the Founder Shares will be released from the Lock-up.

Promissory Note — Related Party

On December 5, 2024, the Company entered into a promissory note with Cayman Sponsor, pursuant to which, Cayman Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and shall be payable on the earlier of: (i) December 31, 2026 or (ii) the date on which the Company consummates an Initial Public Offering of its securities. On September 17, 2025, the Company had borrowed $255,487 under the promissory note which has been paid in full by the Company at the closing of the Initial Public Offering and the borrowings under the promissory note are no longer available. As of September 30, 2025 and December 31, 2024, there is no outstanding balance under promissory note – related party.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, Cayman Sponsor or an affiliate of Cayman Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans by Cayman Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2025 and December 31, 2024, the Company had no borrowings under any such Working Capital Loans.

Administrative Service

The Company entered into an agreement with Cayman Sponsor, dated September 15, 2025, to pay an aggregate of $15,000 per month for office space, secretarial, and administrative services provided to members of the Company’s management; upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2025, the Company incurred $7,500 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying balance sheets. For the three months ended September 30, 2024 and for the period from June 4, 2024 (inception) through September 30, 2024, no fees were incurred for these services.

Due from Delaware Sponsor

On September 17, 2025, the Company transferred $165,000 to the Trust Account representing the aggregate private placement purchase price for 16,500 Private Placement Units purchased by the Delaware Sponsor as a result of the full exercise of the underwriters’ over-allotment option. Immediately after the Initial Public Offering, on September 18, 2025, the Delaware Sponsor returned $165,000 to the Company.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units, shares issued to the underwriters of the Initial Public Offering, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short-from demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,650,000 Units to cover over-allotments, if any. On September 17, 2025, the underwriters elected to fully exercise their over-allotment option to purchase the additional 1,650,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to underwriting commission of two percent (2.0%) or $2,530,000 in the aggregate (“Up Front Fee”) paid in cash at the closing of the Initial Public Offering. Additionally, the underwriters were entitled to four percent (4.0%) of gross proceeds of the Initial Public Offering, or up to $5,060,000 in the aggregate (the “Deferred Underwriting Commission”) payable in cash upon the closing of an initial Business Combination, The Deferred Underwriting Commission is conditioned on the completion of an initial Business Combination. The underwriters financial interests tied to the consummation of an initial Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to the Company, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination. The underwriters are under no obligation to provide any further services to the Company in order to receive all or any part of the Deferred Underwriting Commissions.

The Private Placement Units purchased by BTIG are identical to the Units sold in the Initial Public Offering except as described in Note 4. The Private Placement Units purchased by BTIG and underlying Class A ordinary shares and Private Placement Warrants have been deemed compensation by FINRA and are therefore subject to lock-up, registration and termination restrictions. Pursuant to FINRA Rule 5110(e), the Private Placement Units purchased by BTIG and/or its permitted designees may not be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales of the Initial Public Offering except to any member participating in the Initial Public Offering and the officers or partners, registered persons or affiliates thereof or as otherwise permitted by FINRA Rule 5110(e)(2). In addition, for as long as the private warrants underlying the Private Placement Units are held by BTIG and/or its permitted designees, they may not be exercised after five years from the commencement of sales of the Initial Public Offering. Notwithstanding the foregoing, BTIG and/or its permitted designees may not exercise their demand and “piggyback” registration rights beyond five (5) and seven (7) years, respectively, from the commencement of sales of the Initial Public Offering and may not exercise their demand rights on more than one occasion.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. At September 30, 2025 and December 31, 2024, there were 408,000 Class A ordinary shares and none issued or outstanding excluding 12,650,000 and none Class A ordinary shares subject to possible redemption presented in temporary equity, respectively.

Class B Ordinary Shares— The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at $0.0001 par value. At September 30, 2025 and December 31, 2024, there were 4,216,667 Class B ordinary shares issued or outstanding. On September 17, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 550,000 Founder Shares were no longer subject to forfeiture at the time the underwriters exercised their over-allotment option in full.

The Class B ordinary shares will automatically convert (unless otherwise provided in the initial Business Combination agreement) into Class A ordinary shares at the time of the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, approximately 25% of the total number of Class A ordinary shares outstanding after such conversion, including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of an initial Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Units issued to the Company’s co-sponsors, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act (As Revised) of the Cayman Islands or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders. Approval of certain actions will require a special resolution under the Company’s amended and restated memorandum and articles of association and Cayman Islands law, which is a resolution passed by a majority of at least two-thirds of the shareholders as, being entitled to do so, vote in person or by proxy at a general meeting of the Company and includes a unanimous written resolution, and pursuant to the Company’s amended and restated memorandum and articles of association such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. The Company’s board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can elect all of the directors. However, only holders of Class B ordinary shares will have the right to appoint directors in any election held prior to the completion of the Company’s initial Business Combination, meaning that holders of Class A ordinary shares will not have the right to appoint any directors until after the completion of the initial Business Combination.

Warrants — As of September 30, 2025, there were 6,325,000 Public Warrants and 204,000 Private Placement Warrants issued or outstanding. As of December 31, 2024, no warrants were outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Accordingly, unless you purchase at least two Units, you will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation., provided that, the private warrants issued to BTIG will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which the Initial Public Offering forms a part or a new registration statement covering the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use the Company’s commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending three business days before the Company send to the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities, for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares held by the Company’s initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the Company’s initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) of the Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination (except, among other limited exceptions as described in Note 3, to the Company’s officers and directors and other persons or entities affiliated with the initial purchasers of the Private Placement Units). The Private Placement Warrants have terms and provisions that are identical to those of the warrants sold as part of the Units in the Initial Public Offering.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (i.e., market data obtained from independent sources) and to minimize the use of unobservable inputs (i.e., internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in# which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025
Assets:
Cash held in Trust Account	1	$126,687,466

The fair value of the Public Warrants issued in the Initial Public Offering is $1,385,175, or $0.219 per Public Warrant. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

September 17, 2025
Volatility	7.2%
Risk-free rate	3.52%
Share price	$9.89
Weighted term (in years)	2.45

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating officer decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the condensed statement of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Cash	$1,195,873	$—
Cash held in Trust Account	$126,687,466	$—

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the period from June 4, 2024 (inception) through September 30,
	2025	2024	2025	2024
Formation, general, and administrative costs	$124,540	$—	$167,797	$3,797
Interest earned on cash held in Trust Account	$187,466	$—	$187,466	$—

The CODM reviews interest earned on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation, general, and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an initial business combination within the business Combination Window. The CODM also reviews formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Formation, general, and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income are reported on the condensed statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

On November 10, 2025, the Company announced that the holders of the Company’s units sold in the Company’s initial public offering (the “Units”) may elect to separately trade the Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), and redeemable warrants included in the Units commencing on November 11, 2025. Each Unit consists of one Class A Ordinary Share and one-half of one redeemable warrant to purchase one Class A Ordinary Share. Any Units not separated will continue to trade on the Nasdaq Global Market (“Nasdaq”) under the symbol “CHECU”. Any underlying Class Ordinary Shares and warrants that are separated will trade on Nasdaq under the symbols “CHEC” and “CHECW”, respectively. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Holders of Units will need to have their brokers contact Odyssey Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the holders’ Units into Class A Ordinary Shares and warrants.

Other than as described above, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Chenghe Acquisition III Co. References to our “management” or our “management team” refer to our officers and directors, and references to the “co-sponsors” refer to Chenghe Investment III Limited and Chenghe Investment III LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of an initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on June 4, 2024 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We intend to effectuate our initial Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial Business Combination will be successful.

Recent Developments

On November 10, 2025, the Company announced that the holders of the Company’s units sold in the Company’s initial public offering (the “Units”) may elect to separately trade the Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), and redeemable warrants included in the Units commencing on November 11, 2025. Each Unit consists of one Class A Ordinary Share and one-half of one redeemable warrant to purchase one Class A Ordinary Share. Any Units not separated will continue to trade on the Nasdaq Global Market (“Nasdaq”) under the symbol “CHECU”. Any underlying Class Ordinary Shares and warrants that are separated will trade on Nasdaq under the symbols “CHEC” and “CHECW”, respectively. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Holders of Units will need to have their brokers contact Odyssey Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the holders’ Units into Class A Ordinary Shares and warrants.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 4, 2024 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $62,926, which consists of interest income on cash held in the Trust Account of $187,466, partially offset by operating costs of $124,540.

For the nine months ended September 30, 2025, we had a net income of $19,669, which consists of interest income on cash held in the Trust Account of $187,466, partially offset by operating costs of $167,797.

For the three months ended September 30, 2024, we did not incur any income or loss.

For the period from June 4, 2024 (inception) through September 30, 2024, we had a net loss of $3,797, caused by the formation costs.

Liquidity and Capital Resources

On September 17, 2025, we consummated the Initial Public Offering of 12,650,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,650,000 Units, at $10.00 per Unit, generating gross proceeds of $126,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 408,000 Private Placement Units, which includes 33,000 Private Placement Units issued to BTIG and Delaware Sponsor in connection with the underwriter’s full exercise of its over-allotment option, at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s co-sponsors and BTIG, LLC, the representative of the underwriters (“BTIG”), generating gross proceeds of $4,080,000.

For the nine months ended September 30, 2025, net cash used in operating activities was $19,999. Net income of $19,669 was affected by interest earned on cash held in Trust of $187,466 and formation, general, and administrative costs paid through promissory note – related party of $172,179. Changes in operating assets and liabilities used $24,381 of cash from operating activities.

For the period from June 4, 2024 (inception) through September 30, 2024, net cash used in operating activities was $0. Changes in operating assets and liabilities provide by $3,797 of cash from operating activities.

As of September 30, 2025, we had marketable securities held in the Trust Account of $126,687,466 (including approximately $187,466 of interest income) consisting of cash held in a saving account. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had $1,195,873 in cash and a working capital deficit of $105,121. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, the co-sponsors, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that an initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, management has determined that if the Company is unable to complete an initial Business Combination within the Combination Window, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 17, 2027. The Company cannot assure its shareholders that its plans to raise capital or to consummate an initial Business Combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement dated September 15, 2025, to pay an aggregate of $15,000 per month for office space, secretarial, and administrative services provided to members of the Company’s management; upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

The underwriters were entitled to the Up Front Fee paid in cash at the closing of the Initial Public Offering. Additionally, the underwriters were entitled to the “Deferred Underwriting Commission payable in cash upon the closing of an initial Business Combination, The Deferred Underwriting Commission is conditioned on the completion of an initial Business Combination. The underwriters’ financial interests tied to the consummation of an initial Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to the Company, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination. The underwriters are under no obligation to provide any further services to the Company in order to receive all or any part of the Deferred Underwriting Commissions.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on June 4, 2024, the date of incorporation.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including principal executive officer and principal financial officer (our “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-1ss5(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 17, 2025, we consummated the Initial Public Offering of 12,650,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $126,500,000. BTIG acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-288524). The Securities and Exchange Commission declared the registration statements effective on September 17, 2025.

Simultaneous with the consummation of the Initial Public Offering, the co-sponsors and BTIG consummated the private placement of an aggregate of 408,000, which includes 33,000 Private Placement Units issued to BTIG and Delaware Sponsor in connection with the underwriter’s full exercise of its over-allotment option Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $4,080,000. Each Private Placement Unit is identical to the Units sold in the Initial Public Offering, except as described below. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Units (including the private placement shares, the Private Placement Warrants or private placement shares issuable upon exercise of such warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination, subject to certain limited exceptions.

On September 17, 2025, the underwriters elected to fully exercise their over-allotment option to purchase additional 1,650,000 Units at a price of $10.00 per Unit, for gross proceeds of $16,500,000.

Transaction costs amounted to $9,069,732, consisting of $2,530,000 of cash underwriting fee, $5,060,000 of deferred underwriting fee, and $1,479,732 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated September 15, 2025, by and between the Company and Odyssey Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated September 15, 2025, by and among the Company, its executive officers, its directors, Chenghe Investment III LLC and Chenghe Investment III Limited. (1)
10.2	Investment Management Trust Agreement, dated September 15, 2025, by and between the Company and Odyssey Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated September 15, 2025, by and among the Company, Chenghe Investment III Limited, Chenghe Investment III LLC and the Holders signatories thereto. (1)
10.4	Private Placement Units Purchase Agreement, dated September 15, 2025 by and between the Company and Chenghe Investment III Limited. (1)
10.5	Private Placement Units Purchase Agreement, dated September 15, 2025, by and between the Company and Chenghe Investment III LLC. (1)
10.6	Private Placement Units Purchase Agreement, dated September 15, 2025 by and between the Company and BTIG, LLC. (1)
10.7	Administrative Services Agreement, dated September 15, 2025, by and between the Company and Chenghe Investment III Limited. (1)
10.8	Form of Indemnification Agreement between the Company and each of the officers and directors of the Company. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 15, 2025 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENGHE ACQUISITION III CO.

Date: November 14, 2025	By:	/s/ Shibin Wang
	Name:	Shibin Wang
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Lyle Wang
	Name:	Lyle Wang
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)