Form 10-K
period 2025-12-31
Chenghe Acquisition III Co.
filed 2026-03-25
CIK 2047177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 001-42847

Chenghe Acquisition III Co.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Shenton Way UIC Building #12-01 Singapore 068808	068808
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (65) 9851 8611

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	CHECU	Nasdaq Global Market
Class A ordinary shares, par value $0.0001 per share	CHEC	Nasdaq Global Market
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	CHECW	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, was: Not Applicable.

As of March 22, 2026, there were 13,058,000 Class A ordinary shares (including 12,650,000 Class A ordinary shares subject to possible redemption), $0.0001 par value and 4,216,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CHENGHE ACQUISITION III CO.

ANNUAL REPORT ON FORM 10-K

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

●	“amended and restated memorandum and articles of association” are to our memorandum and articles of association in effect upon completion of our initial public offering;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“Cayman Sponsor” are to Chenghe Investment III Limited, a Cayman Islands limited liability company with its principal place of business in Hong Kong;

●	“co-sponsors” refer to Cayman Sponsor and Delaware Sponsor;

●	“completion window” refer to the period following the completion of the initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The completion window ends (i) 18 months from the closing of the initial public offering; or (ii) such other time period in which we must consummate an initial business combination pursuant to an amendment to our amended and restated memorandum and articles of association;

●	“Delaware Sponsor” are to Chenghe Investment III LLC, a Delaware limited liability company with its principal place of business in Hong Kong;

●	“founder shares” or “Founder Shares” are to Class B ordinary shares held by our co-sponsors prior to the initial public offering and the Class A ordinary shares that will be issued upon (i) the automatic conversion of the Class B ordinary shares at the time of our initial business combination or (ii) the conversion at any time prior to our initial business combination, at the option of the holder, in each case as described herein;;

●	“initial public offering,” “IPO” or “SPAC IPO” are to our initial public offering completed on September 17, 2025;

●	“initial shareholders” are to holders of our founder shares prior to the initial public offering;

●	“New Chenghe” is to Chenghe Acquisition III Co. from and after the business combination;

●	“ordinary shares” or “Ordinary Shares” are to our ordinary shares, par value $0.0001 per share, which include the public shares as well as the private placement shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board;

●	“PRC” or “China” are to the People’s Republic of China, excluding, for purposes of this Annual Report, Taiwan, the Hong Kong Special Administrative Region and the Macau Special Administrative Region;

●	“private placement units” or “Private Placement Units” are units issued in a private sale, simultaneously with the closing of our initial public offering, consisting of an aggregate of 408,000 Private Placement Units purchased by (i) Cayman Sponsor in an aggregate of 50,000 Private Placement Units, (ii) Delaware Sponsor in an aggregate of 231,500 Private Placement Units, and (iii) the underwriters in our initial public offering in an aggregate of 126,500 Private Placement Units;

●	“private placement warrants” or “Private Placement Warrants” are to the warrants underlying the private placement units;

●	“public shares” or “Public Shares” are to our ordinary shares offered as part of the units in the IPO (whether they were subscribed for in the IPO or acquired thereafter in the open market);

●	“public shareholders” are to the holders of our public shares;

●	“public units” or “Public Units” are to the units sold in the IPO (whether they are subscribed for in the initial public offering or acquired in the open market);

●	“public warrants” or “Public Warrants” are to the warrants sold as part of the public units (whether they are purchased in the IPO or thereafter in the open market);

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“sponsor non-managing members” means the three institutional investors that have purchased non-managing membership interests in Delaware Sponsor in a private placement that closed simultaneously with the closing of the IPO;

●	“trust account” are to the trust account established for the benefit of our public shareholders with Odyssey Transfer and Trust Company, acting as trustee;

●	“warrants” or “Warrants” are to our public warrants and private placement warrants; and

●	“we,” “us,” “SPAC” or “our company” are to Chenghe Acquisition III Co., a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business

We are a blank check company incorporated as a Cayman Islands exempted company whose business purpose is to effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report as our initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. We may pursue an initial business combination target in any industry or geographic region. Our co-sponsors are affiliated with Chenghe Group Ltd. (“Chenghe Group”), an investment holding company with an advisory practice, and a repeat SPAC sponsor which has backed and led multiple SPAC vehicles from the formation of such vehicles to consummation of their initial business combinations.

Company History and Initial Public Offering

On December 5, 2024, Cayman Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering expenses of SPAC in consideration for 4,312,500 founder shares. On June 30, 2025, Cayman Sponsor forfeited for no consideration 95,833 Class B ordinary shares, resulting in 4,216,667 founder shares held by Cayman Sponsor. On June 30, 2025, Cayman Sponsor transferred 1,852,000 founder shares to Delaware Sponsor for $11,112, or $0.006 per share, resulting in Cayman Sponsor holding 2,364,667 founder shares and Delaware Sponsor holding 1,852,000 founder shares.

On September 17, 2025, SPAC consummated its initial public offering (“IPO”) of 12,650,000 Public Units. Each Public Unit consists of one Class A Ordinary Share, and one-half of one redeemable Public Warrant, with each Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Public Units were sold at a price of $10.00 per unit, generating gross proceeds of $126,500,000. Concurrently with the closing of the SPAC IPO, the co-sponsors and BTIG, LLC (the “Underwriter”) purchased an aggregate of $4,080,000 Private Placement Units at a price of $10.00 per unit, generating gross proceeds of $4,080,000.

Following the closing of the IPO, a total of $ 126,500,000 ($10.00 per Public Unit) of net proceeds of the IPO and certain of the proceeds of the private placement of units was placed in the Trust Account. The Trust Account is located in the United States with SPAC’s transfer agent acting as trustee, and may only be invested in U.S. government securities, within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (as amended, the “Investment Company Act”), having a maturity of 185 days or less or in the money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

There are currently outstanding 6,325,000 Public Warrants and 204,000 Private Placement Warrants. Each Warrant entitles the holder to purchase one Class A Ordinary Share for $11.50 per share.

On November 10, 2025, the Company announced that the holders of the Company’s Units sold in the IPO may elect to separately trade the Public Shares and Public Warrants included in the Units commencing on November 11, 2025 . Each Unit consists of one Public Share and one-half of one Public Warrant to purchase one Public Share. Any Units not separated will continue to trade on the Nasdaq Global Market (“NASDAQ”) under the symbol “CHECU”. Any underlying Public Shares and Public Warrants that are separated will trade on the NASDAQ under the symbols “CHEC” and “CHECW”, respectively. No fractional Public Warrants will be issued upon separation of the Units, and only whole Public Warrants will trade.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs.

Business Strategy

We intend to capitalize on the experience of our team to identify and acquire one or more growing companies in Asian markets or global businesses with a presence or focus in Asia, that demonstrate a strong potential for expansion and value creation. Leveraging Cayman Sponsor’s affiliate and management team, we have a unique vantage point in assessing deal flow, sourcing proprietary opportunities and potential investment targets through the connectivity of Chenghe Group and our partners. Our management team has extensive experience and deep networks both globally and within the Asia-Pacific region, and we believe we are well positioned to effectively source and evaluate promising investment opportunities that can benefit from the expertise and capabilities of our management team to create long-term shareholder value.

Asia is expected to represent approximately 50% of the global GDP and is on track to represent 40% of global consumption by 2040. Much of the growth being seen in the Asian markets is driven directly by the consumer and e-commerce verticals, as consumer income continues to increase, and robust digital ecosystems and infrastructures rise across Asia. The e-commerce and consumer markets have witnessed rapid growth in the Asia-Pacific region over the past decade, and the trend is projected to further continue over the next three to four years. As internet access expands throughout the region, consumers are increasingly turning to online shopping, drawn by its rapid, efficient, and reliable distribution of goods. E-commerce is anticipated to demonstrate consistent growth throughout the forecast period, with a Compound Annual Growth Rate (“CAGR”) of 6.39% from 2023 to 2027. The gross merchandise value of E-commerce in this region is projected to rise from $3,855.8 billion in 2022 to $5,108.8 billion by 2027.

There are two main drivers of the growth within the Asia e-commerce and consumer markets. The first is the rapid adoption of digital technologies with increasing internet penetration. Nations across the Asia-Pacific region are experiencing a notable surge in internet users, thereby establishing a broad customer base for online retailers. The number of e-commerce buyers in Asia is also projected to increase by approximately 52% from 2023 to 2028, rising from approximately 1.33 billion to 2.03 billion. Specifically, the PRC accounted for 884 million online shoppers in 2023, while the U.S. only had 254 million. The other factor is the growing popularity of the smart homes concept in Asia, with a focus on integrating AI technology and voice control systems. Based on Statista’s estimates, the smart home market in Asia is forecasted to expand at an annual growth rate of 12.12% between 2024 and 2028, resulting in a projected market volume of $95.8 billion by 2028.

●	In the next decade, we expect the E-commerce market in the Asia-Pacific region to continue to represent a substantial growth opportunity for businesses given the swiftly growing consumer base in the region. In the PRC alone, there were 1.09 billion internet users at the beginning of 2024, representing a penetration rate of 76.4%. Southeast Asia also stands out as one of the global leaders in rapid digital device adoption, with a particular emphasis on mobile devices driving its internet usage. By 2024, a total of 1.76 billion cellular mobile connections were active in the PRC, equating to 123.4% of the total population.

Our business combination target selection process will leverage our team’s broad and deep network of relationships, unique industry expertise and proven deal-sourcing capabilities to provide us with a strong and differentiated pipeline of potential targets.

Our team’s expertise includes:

●	sourcing, structuring, acquiring, and selling businesses;

●	investing in businesses globally and enabling them to build and/or grow their business in the Greater China or other Asian markets, applying our unique market, policy, and government insights;

●	helping target companies gain access to the Greater China or other Asian markets as well as secure funding from other reputable investors and lenders, managing and operating companies, devising strategic operational initiatives, and identifying, mentoring and recruiting top-notch talent;

●	developing and growing companies, both organically and via mergers and acquisitions; and

●	fostering relationships with sellers, capital providers and target management teams; and accessing public and private capital markets to optimize capital structure, including financing businesses and helping companies transition ownership structures.

We are in the process of communicating with the network of relationships within our team to search for a potential target for our initial business combination and begin the process of pursuing and reviewing potential opportunities.

Competitive Strengths

We believe that through the networks and relationships of our management and board, along with the financial and deal expertise, and the sourcing, valuation, diligence and execution capabilities of our leadership team and Chenghe Group, we will have a significant pipeline of differentiated opportunities which are ready to go public.

Our competitive strengths include:

●	Leading Industry Insights and Proprietary Sourcing Channels. We believe our team’s global insights and experience will allow us to identify suitable public ready companies with solid fundamentals that are primed for growth and multiple expansion. Our team’s extensive sector and transaction experience as well as our other corporate relationships have helped us develop a broad array of contacts with both potential DeSPAC targets and strategic investors. In addition, through Cayman Sponsor’s affiliate, Chenghe Group, we will have unique access to a proprietary pipeline of acquisition opportunities in Asia through our active advisory and investment businesses. We believe that these factors will give us an edge over other market participants in terms of sourcing targets for our initial business combination.

●	Deep Geographic Connectivity and Expertise. Our management team has deep connectivity and strategic relationships within the broader Asian market opportunity set and poised to identify and the blue chip targets ready to publicly list on the U.S. markets, as well as unique access to global capital through non-U.S. investor relationships.

●	Demonstrated track records in SPAC Transactions. Chenghe Group and our SPAC management team have had success shepherding multiple companies through a DeSPAC process to the U.S. public markets. Our team’s experience and ability to enter into and close transactions, while also successfully raising capital amidst a challenged new issuance backdrop will be an attractive value add for top targets assessing potential SPAC partners.

●	Investment Experience. We believe that our team’s track record of identifying, sourcing and advising on transactions positions us well to appropriately evaluate potential business combinations that have a strong potential to be well received by the public markets.

●	Execution and Deal Structuring Capability. We believe that our team’s combined expertise and reputation will allow us to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we will be able to generate investment opportunities that have attractive risk-reward profiles.

●	Long-term Value and Strategic Partnership. We believe that our team can create long-term value by collaborating with target management teams, forming strategic partnerships, and enhancing performance.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general and non-exclusive criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating initial business combination opportunities, although we may enter into our initial business combination with target business or businesses that do not strictly meet any or all of these criteria and guidelines.

●	Exceptional Management Teams. We will be focusing on seasoned blue-chip management teams comprised of industry leaders which are public ready and have demonstrated a history of driving growth for the company and delivering on operational and financial metrics for investors. To the extent we believe it will enhance shareholder value, we would seek to selectively supplement the existing management team of the business with proven leaders and executives from our network.

●	Capabilities to leverage the compelling market trends in Asian markets. We will target one or more businesses that have gained sustainable competitive advantages, demonstrated potential for strong growth in the future, and have significant opportunities in and/or synergies with Asian markets. We believe this approach will enable us to effectively leverage our strong network to identify attractive opportunities and that the larger market capitalization and public float of the resulting company will be more attractive to our investors.

●	Large addressable market and high growth prospects. We intend to focus on companies with fundamentally sound business models today, that operate in a large underlying addressable market with strong tail winds that we believe will support significant growth and superior returns over time. This would include companies with embedded or underexploited growth opportunities or those that may benefit from capital infusion to execute on from synergistic add-on acquisitions, increased production capacity, expense reductions, technology upgrades and increased operating leverage.

●	Resilient financial profiles. We will prioritize companies that are appropriately capitalized today, and in a strong liquidity position to continue to operate the business. Capital infusions tied to the business combination would look to augment operational metrics and growth.

●	Potential to further improve with expertise and partnership. Our management team has a history of accelerating growth of companies with strong historical performance. We believe our team’s experience in our target sectors and network of industry contacts have the potential to generate opportunities to enhance the financial and operational efficiencies of the target businesses, through identifiable catalysts that could transform the value of these investments, and potentially offer an attractive return for our shareholders.

●	Targets which are public ready and would benefit from access to the public capital markets. We intend to seek targets that have robust corporate governance, with existing reporting polices that would exemplify preparedness for the scrutiny of public markets, and that would benefit from being a public company with an increased public profile, and increased access to a more diversified pool of capital.

These criteria are not intended to be exhaustive. We will also utilize our operational and capital allocation experience. Any evaluation relating to the merits of a particular initial business combination may be based on these general guidelines as well as other considerations, factors, and criteria that our management may deem relevant. In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

Potential Additional Financing

Should we seek to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our founder shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the initial public offering and the sale of the private placement units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Sourcing of Potential Business Combination Targets

Our robust pipeline of business combination targets will be fueled by the extensive connectivity, networks, and relationships cultivated by our seasoned management team, board of directors, Cayman Sponsor’s affiliate, Chenghe Group, and lead underwriter and advisor BTIG. Our team’s sourcing activities are driven by access to high-quality deal flow from our internal networks, strategic partners, and trusted advisors, all of which are rigorously evaluated against our stringent acquisition criteria. Leveraging our team’s collective technical, operational, and transactional expertise, we will meticulously identify and assess acquisition targets poised to deliver substantial value to our shareholders through our initial business combination.

We are incorporated under the laws of the Cayman Islands as an exempted company with limited liability and operations from outside the United States, and a majority of our assets is located within the United States immediately after the initial public offering. Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act, and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under the law of the Cayman Islands are to a large extent governed by the common law of the Cayman Islands.

Legal and Operational Risks Due to Our Co-Sponsors Being Located in China and Our Other Ties to China

PRC laws and regulations are sometimes vague and uncertain, and therefore, these risks may result in a material change in our operations or the combined company’s principal operations in China, significant depreciation of the value of our or the combined company’s securities, or a complete hindrance of our or the combined company’s ability to offer securities to investors and cause the value of such securities to significantly decline or be worthless. The PRC government has significant authority to exert influence on the ability of a China-based company to conduct its business, make or accept foreign investments or list on a U.S. stock exchange. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect us or our potential business combination with a PRC operating business and the business, financial condition, and results of operations of the combined company. The PRC government also recently initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on us or the PRC target company’s daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange. For example, according to the New Measures for Cybersecurity Review (the “New Measures”) effective on February 15, 2022, network platform operators with personal information of more than one million users must apply for cybersecurity review to the Cyber Security Review Office when they go public abroad, and accordingly these companies may not be willing to list on a U.S. stock exchange or enter into a definitive business combination agreement with us. We currently face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, and cybersecurity and data privacy. The PRC government may also intervene with or influence our or the combined company’s operations as the government deems appropriate to further regulatory, political and societal goals. Any such action, once taken by the PRC government, could result in a material change in our operations, including our search for a target business, and make it more difficult and costly for us to consummate a business combination with a target business operating in China, result in material changes in the combined company’s post-combination operations and cause the value of our securities or those of the combined company’s securities to significantly decline, or in extreme cases, become worthless or completely hinder our ability or the ability of the combined company to offer or continue to offer securities to investors. For a detailed description of risks associated with acquiring a company that does business in China, see “Risk Factors — Risks Relating to Our Co-Sponsors Being Located in China and Our Other Ties to China as a Special Purpose Acquisition Company Prior to Our Initial Business Combination” and “Risks Relating to Acquiring and Operating a Business in China and Other Foreign Countries.”

Dr. Shibin Wang, our Chief Executive Officer and Chairman, is a Chinese citizen and resides in Hong Kong. Lyle Wang, our Chief Financial Officer and director, is a Chinese citizen and resides in Hong Kong. Houston Li, our Chief Operating Officer, holds citizenship for both Hong Kong and the United States and resides in Hong Kong. Richard Li, who controls the management of Cayman Sponsor and therefore Delaware Sponsor, who is also our Chairman of the Advisory Board, is a Hong Kong citizen and resides in Hong Kong. Ningrong Liu, our independent director, holds citizenship for both Hong Kong and the United States and resides in Hong Kong. Qingjian Wang, our independent director, holds Singaporean citizenship, holds a Hong Kong permanent resident card, and resides in both Singapore and Hong Kong. Because of such ties of our officers and directors to mainland China or Hong Kong, we may be governed by PRC laws and regulations. For the risks related thereto, please see “Risk Factors — Risks Relating to Our Co-Sponsors Being Located in China and Our Other Ties to China as a Special Purpose Acquisition Company Prior to Our Initial Business Combination — Given that our co-sponsors are located in China and most of our directors and officers have ties to mainland China and/or Hong Kong, the Chinese government may exercise oversight and discretion over their conduct including their search for a target company, the Chinese government may intervene or influence our operations at any time or may exert more control over offerings conducted overseas by and foreign investment in China-based issuers, which could result in a material change in our search for a target business” and “Risk Factors — Risks Relating to Acquiring and Operating a Business in China and Other Foreign Countries — Given that our co-sponsors are located in China and most of our directors and officers have ties to mainland China and/or Hong Kong, the Chinese government may exercise oversight and discretion over their conduct and the Chinese government may intervene or influence our operations at any time or may exert more control over offerings conducted overseas by and foreign investment in China-based issuers, which could result in a material change in the PRC Target Company’s business operations post-business combination and/or the value of the securities we are registering.”

In addition, we may seek to acquire a company that is based in mainland China or Hong Kong in an initial business combination. Public shareholders may find it more difficult to enforce liabilities and enforce judgments on individual directors and executive officers, and may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company. For additional risks related to acquiring and operating a business in China, see, e.g., “Risk Factors — Risks Relating to Acquiring and Operating a Business in China and Other Foreign Countries — China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations, could have a material adverse effect on our business” and “Risk Factors — Risks Relating to Acquiring and Operating a Business in China and Other Foreign Countries — Uncertainties in the interpretation and enforcement of PRC laws and regulations and changes in policies, rules, and regulations in China, which may be quick with little advance notice, could limit the legal protection available to you and us.”

Due to (i) the legal and regulatory risks associated with being effectively based in Hong Kong by virtue of conducting business through our co-sponsors who are located there and (ii) most of our executive officers and/or directors having ties to PRC or Hong Kong, we may be a less attractive partner to non-PRC or non-Hong Kong based target companies as compared to a non-PRC or non-Hong Kong based SPAC, which may therefore limit the pool of acquisition candidates, and make it harder for us to complete an initial business combination with a target company that is non-PRC or non-Hong Kong based. See “Risk Factors — General Risk Factors — We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective” for additional information.

Initial Business Combination

Nasdaq rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes paid or payable on the income earned on the trust account) at the time of execution of the definitive agreement for such business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target.

However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% fair market value test described above. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses.

Pursuant to our amended and restated memorandum and articles of association, we will have until 18 months from the closing of the initial public offering, or until such earlier liquidation date as our board of directors may approve, to complete an initial business combination. However, we may hold a shareholder vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the time periods described herein or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity). As described herein, our initial shareholders, executive officers, and directors have agreed that they will not propose any such amendment unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then-outstanding public shares, subject to the limitations described herein.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Sourcing of Potential Initial Business Combination Targets

We believe our management team is well positioned to identify unique opportunities across the private company landscape, particularly growth companies in Asian markets or global firms with Asian presence. Our selection process will leverage our relationships with leading private company founders, executives of private and public companies, venture capitalists, private equity and growth equity funds.

We have not contacted any of the prospective target businesses that Chenghe Acquisition Co., Chenghe Acquisition I Co., or Chenghe Acquisition II Co. had considered and rejected as a target business to acquire. However, we may contact such targets subsequent to the closing of the initial public offering if we become aware that such targets are interested in a potential initial business combination with us and such transaction would be attractive to our shareholders. Accordingly, there is no current basis for investors in the initial public offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Any such payments prior to our initial business combination will be made from funds held outside the trust account, including permitted withdrawals.

Conflicts of Interests between (i) Our Co-Sponsors, Officers, Directors and Other Affiliates and (ii) Our Unaffiliated Shareholders

We are not prohibited from paying any fees (such as advisory fees), reimbursements or cash payments to our co-sponsors, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from (i) funds held outside the trust account or (ii) permitted withdrawals:

●	Repayment of up to an aggregate of $300,000 in loans made to us by Cayman Sponsor to cover offering-related and organizational expenses;

●	Payment to Cayman Sponsor of $15,000 per month, for office space, utilities and secretarial and administrative support; upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees;

●	Reimbursement for any out of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	Payment of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business combination; and

●	Repayment of non-interest bearing loans which may be made by Cayman Sponsor or an affiliate of Cayman Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our co-sponsors, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our co-sponsors, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our co-sponsors, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions stating that such an initial business combination is fair to our company from a financial point of view and a majority of our disinterested and independent directors approve such transaction.

Certain members of our management team (including our independent directors) may directly or indirectly own founder shares and/or private placement units following the initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our co-sponsors and/or our executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, the founder shares and private placement units may expire worthless, except to the extent the holders thereof receive liquidating distributions from assets outside the trust account, which could create an incentive for our co-sponsors and our executive officers and directors to complete any transaction, regardless of its ultimate value. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. For a summary of the entities to which our officers and directors currently have fiduciary duties or contractual obligations, see “Item 10. Directors, Executive Officers and Corporate Governance— Conflicts of Interest.” Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our co-sponsors and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. In particular, certain members of our management team have served and/or currently serve as officers and directors of other SPACs. As a result, our co-sponsors, officers, and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Members of our management team have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a business combination and the order in which they pursue business combinations for any of their existing or future blank check companies. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination.

However, particularly considering that other SPACs of which members of our management have served as officers or directors have either consummated their business combinations or entered into a definitive agreement in relation thereto, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Financial Position

As of December 31, 2025, we had approximately $127.9 million held in the trust account. With funds available for a business combination in the trust account, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business.

Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) Class A ordinary shares that will either (a) be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

●	any of our directors, officers or substantial security holders (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our co-sponsors, initial shareholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our co-sponsors, initial shareholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met, or to reduce the number of shares being submitted for redemption. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our co-sponsors, initial shareholders, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our initial shareholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our co-sponsors, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our co-sponsors, executive officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our co-sponsors, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Additionally, in the event our co-sponsors, initial shareholders, directors, officers and their affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our co-sponsors, initial shareholders, directors, officers and their affiliates may purchase public shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our co-sponsors, initial shareholders, directors, officers and their affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our co-sponsors, initial shareholders, directors, officers and their affiliates would not be voted in favor of approving the business combination transaction;

●	our co-sponsors, initial shareholders, directors, officers and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our co-sponsors, initial shareholders, directors, officers and their affiliates, along with the purchase price;

●	the purpose of the purchases by our co-sponsors, initial shareholders, directors, officers and their affiliates;

●	the impact, if any, of the purchases by our co-sponsors, initial shareholders, directors, officers and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our co-sponsors, initial shareholders, directors, officers and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our co-sponsors, initial shareholders, directors, officers and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Risk Factors — If we seek shareholder approval of our initial business combination, our co-sponsors, initial shareholders, directors, officers and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.”

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of an initial business combination, including interest earned on the funds held in the trust account (which interest shall be net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters.

Our initial shareholders, co-sponsors, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the initial public offering, in order to, among other reasons, satisfy such minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the initial business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution of our shareholders, which is a resolution passed by at least two-thirds of the shareholders as, being entitled to do so, vote in person or by proxy at a general meeting of the company and includes a unanimous written resolution.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek shareholder approval, we will complete our initial business combination only if we receive the approval of an ordinary resolution under our amended and restated memorandum and articles of association and Cayman Islands law, which is a resolution passed by a simple majority of the shareholders as, being entitled to do so, vote at a general meeting of the company and includes a unanimous written resolution. In accordance with our amended and restated memorandum and articles of association, a quorum for such meeting will be holders of one-third of the shares in the capital of the company being individuals present in person or by proxy or if a corporation or other non-natural person by its duly authorized representative or proxy at the general meeting. Our initial shareholders will count towards this quorum and, pursuant to the letter agreement, our co-sponsors, officers and directors have agreed to vote any ordinary shares owned by them, including founder shares, private placement shares, and any public shares purchased during or after the initial public offering in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the proposed business combination). For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares and private placement securities, we need 4,139,167, or approximately 32.72% of the 12,650,000 public shares currently outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted).Assuming that the holders of only one-third of our issued and outstanding ordinary shares are present in person or by proxy, representing a quorum under our amended and restated memorandum and articles of association, and all such shares are voted, we would not need any of the 12,650,000 public shares currently outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming applicable law does not require approval by a higher threshold than an ordinary resolution). These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against or abstain from voting on the proposed transaction or whether they were a shareholder on the record date for the shareholder meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our co-sponsors will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the initial public offering, in order to, among other reasons, satisfy such minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only until the end of the completion window to complete our initial business combination. If we are unable to complete our initial business combination within such completion window, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our initial shareholders, co-sponsors, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within the completion window or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated memorandum and articles of association. However, if our initial shareholders, co-sponsors or management team acquire public shares in or after the initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted completion window.

Our initial shareholders, co-sponsors, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of permitted withdrawals), divided by the number of then outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $920,000 of proceeds held outside the trust account, although there may not be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes (excluding U.S. federal share repurchase excise tax) or make other permitted withdrawals, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any permitted withdrawals or expenses for the dissolution of the trust, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we may not have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of the initial public offering and our independent registered public accounting firm did not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our co-sponsors have agreed that they will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our co-sponsors to reserve for such indemnification obligations, nor have we independently verified whether our co-sponsors have sufficient funds to satisfy their indemnity obligations and we believe that our co-sponsors’ only assets are securities of our company. Our co-sponsors may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less permitted withdrawals, and our co-sponsors assert that they are unable to satisfy their indemnification obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our co-sponsors to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our co-sponsors to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our co-sponsors will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our co-sponsors will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $920,000 from the proceeds of the initial public offering as well as permitted withdrawals with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $630,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $630,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent preference, conveyance or disposition”. As a result, a bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Facilities

Our executive offices are located at 5 Shenton Way, UIC Building #12-01, Singapore, 068808and our telephone number is (65) 9851 8611. Commencing on the date of our initial public offering, we agreed to pay our sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative services; upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A ordinary shares and warrants are registered under the Exchange Act and we have reporting obligations, including the obligations to file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a registration statement on Form 8-A with the SEC to register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30th, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination if the business combination would not require shareholder approval under applicable laws or stock exchange listing requirements. Except for as required by applicable laws or stock exchange requirements, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public shareholders do not approve of the business combination we complete.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own approximately 26.04% of our outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares from the public market prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shareholders as, being entitled to do so, vote in person or by proxy at a general meeting of the company duly held, shares voted at such meeting, including the founder shares. As a result, in addition to our initial shareholders’ founder shares and private placement securities, we need 4,139,167, or approximately 32.72% of the 12,650,000 public shares currently outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted).Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the proposed business combination).

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The redemption of our public shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination transaction with us.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Recent changes in global trade policies and the imposition of tariffs and trade restrictions may make it more difficult for us to consummate an initial business combination.

Changes in global trade policies, including the imposition of tariffs, retaliatory measures, and other trade restrictions, may adversely affect the economic environment and the financial condition of the companies with which we may seek to combine, as well as our post-business combination operations. Due to the interconnectedness of the global economy, policy changes in one jurisdiction — such as new tariffs or trade barriers — can have immediate and material adverse impacts globally.

For example, recent U.S. tariffs on imports from various countries, coupled with retaliatory measures such as reciprocal tariffs and export restrictions, have created uncertainties around global supply chains and business operations. The scope, duration, and escalation of such tariffs and countermeasures are difficult to predict and may change rapidly. If we are unable to mitigate the effects of such measures — including by passing on increased costs or securing alternative supply sources — our ability to identify and successfully complete a business combination may be adversely affected.

Additionally, after any business combination, our operations may be impacted by further actions by the U.S. or other governments, such as sanctions or export controls, which could restrict our ability to operate directly or indirectly in certain regions or with certain parties, including affiliates. These developments could adversely affect our financial condition, operating results, and prospects post-business combination.

The redemption of a large number of our public shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issues of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The redemption of a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating an initial business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify an initial business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

If our initial business combination involves a company organized under the laws of a state of the United States, it is possible a U.S. federal share repurchase excise tax could be imposed on us in connection with any redemptions of our Class A ordinary shares after or in connection with such initial business combination.

The Inflation Reduction Act of 2022 provides for, among other things, a new 1% U.S. federal share repurchase excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022 (the “stock buyback tax” or “U.S. federal share repurchase excise tax”), subject to certain exceptions. If applicable, the amount of the stock buyback tax is generally 1% of the aggregate fair market value of any stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. The Biden administration has previously proposed increasing the stock buyback tax rate from 1% to 4%. It is unclear whether any similar proposals could be made or effectuated during the Trump administration. In addition, the U.S. Treasury Department and IRS have released preliminary guidance that would potentially cause a non-U.S. corporation’s U.S. subsidiaries to be subject to the stock buyback tax with respect to any share repurchases made by the non-U.S. corporation under certain circumstances.

As an entity incorporated as a Cayman Islands exempted company, the stock buyback tax is currently not expected to apply to redemptions of our Class A ordinary shares (absent any regulations or other additional guidance that may be issued in the future).

However, in connection with an initial business combination involving a company organized under the laws of a state of the United States, it is possible that we domesticate and continue as a corporation organized under the laws of a state of the United States prior to certain redemptions. Because we expect that, following such a domestication, our securities would continue to trade on Nasdaq, in such a case, we could be subject to the stock buyback tax with respect to any subsequent redemptions (including redemptions in connection with the initial business combination), that are treated as repurchases for this purpose. In all cases, whether and to what extent we would be subject to the stock buyback tax will depend on a number of factors, including (i) the structure of the initial business combination, including the extent to which the initial business combination involves a U.S. corporation and the extent to which we issue shares in the initial business combination or otherwise during the same taxable year that are eligible to offset any redemptions or other repurchases; (ii) the fair market value of the shares redeemed; and (iii) the extent such redemptions could be treated as dividends and not as repurchases. The applicability of the stock buyback tax to us could be further affected by the content of any regulations, clarifications or other additional guidance from the U.S. Department of the Treasury that may be issued and applicable to the redemptions. Any stock buyback tax that becomes payable as a result of any redemptions of our Class A ordinary shares (or other shares into which such Class A ordinary shares may be converted) in connection with our initial business combination or otherwise would be payable by us and not by the redeeming holder. To the extent such taxes are applicable, the payment of such tax would not form part of the permitted withdrawals and as such, the proceeds placed in the trust account and the interest earned thereon shall not be used to pay for possible excise tax pursuant to any current, pending or future rules or laws, including without limitation any stock buyback tax due under the Inflation Reduction Act on any redemptions or stock buybacks by us. If the excise tax is paid out of the trust account, however, the imposition of the stock buyback tax as a result of redemptions in connection with the initial business combination could reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial business combination, which could cause the other shareholders of the combined company to economically bear the impact of such stock buyback tax. In addition, the application of the stock buyback tax in the event of a liquidation is uncertain, and the proceeds held in the trust account could be subject to the stock buyback tax, in which case the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced. Consequently, the value of your investment in our securities may decrease as a result of the stock buyback tax. In addition, the stock buyback tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent years, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us, our directors, and our executive officers. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable to us and our management team. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance.”) The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may not be able to complete our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination within the completion window. An increasing number of SPACs have liquidated beginning in the second half of 2022 due to an inability to complete an initial business combination within their allotted time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our public shares, and the warrants will be worthless.

We have until the date that is 18 months from the closing of our IPO, or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination.

If we do not consummate an initial business combination by such deadline, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless. While we do not currently intend to seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we may elect to do so in the future. There is no limit to the number of extensions that we may seek. If we determine not to extend, or fail to obtain shareholder approval to extend, the time period to consummate our initial business combination, and the time to consummate our initial business combination expires, our co-sponsors’ investment in our founder shares and the warrants will be worthless.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account will be held in banks or other financial institutions and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (and will no later than 18 months from the closing of our IPO) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account. Our cash held in non-interest bearing and interest-bearing accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our trust account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

If we seek shareholder approval of our initial business combination, our co-sponsors, initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares or public warrants from public shareholders, which may increase the likelihood of completing a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our co-sponsors, initial shareholders, directors, executive officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of securities our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our co-sponsors, initial shareholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our co-sponsors, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our co-sponsors, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares, rights or warrants in such transactions.

The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported on a Current Report on Form 8-K and pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Additionally, in the event our co-sponsors, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our co-sponsors, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our co-sponsors, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our co-sponsors, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our co-sponsors, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our co-sponsors, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our co-sponsors, initial shareholders, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our co-sponsors, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our co-sponsors, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our co-sponsors, initial shareholders, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

See “Item 1. Business—Initial Business Combination— Permitted Purchases of Our Securities” for a description of how our co-sponsors, directors, executive officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our IPO and the sale of the private placement units are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 20% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our IPO without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets or such attractive targets may not be interested to consume an initial business combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such an initial business combination with.

Pursuant to Nasdaq listing standards, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account and less any interest earned thereon that is released to us to pay our tax obligations (excluding U.S. stock buyback tax) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies with which we may complete an initial business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate, and you will only be entitled to receive your pro rata portion of the funds in the trust account. If Nasdaq delists our securities from trading on its exchange after our IPO, we would not be required to satisfy the fair market value requirement described above and could complete an initial business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

If the net proceeds of our IPO not being held in the trust account are insufficient to allow us to operate for at least the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on permitted withdrawals and loans from our co-sponsors or management team to fund our search and to complete our initial business combination.

Of the net proceeds of our IPO, only $920,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that, upon closing of our IPO and taking into consideration additional funding from Cayman Sponsor and other affiliates, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the completion window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our offering expenses exceed our estimate of $630,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $630,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital in addition to permitted withdrawals, we would need to borrow funds from Cayman Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither Cayman Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination or from permitted withdrawals. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than Cayman Sponsor or an affiliate of Cayman Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of our IPO as well as our registered independent public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Audit Alliance LLP, our independent registered public accounting firm, and the underwriters of our IPO, did not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement entered into in connection with our initial public offering, our co-sponsors have agreed that they will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our co-sponsors to reserve for such indemnification obligations, nor have we independently verified whether our co-sponsors have sufficient funds to satisfy their indemnity obligations and we believe that our co-sponsors’ only assets are securities of our company. Therefore, we cannot assure you that our co-sponsors would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our co-sponsors, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less permitted withdrawals, and our co-sponsors assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our co-sponsors to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our co-sponsors to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, a bankruptcy or other court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a bankruptcy or other court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and restrictions on the issuance of securities;

●	each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor. The New SPAC Rules provided guidance on a SPAC’s investment company status by applying a number of factors, including nature of SPAC assets and income, management activities, duration and the SPAC’s public statement regarding its business plans and activities.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act under the applicable laws and regulations. To this end, the proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (and will no later than 18 months from the closing of our IPO) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account.

Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our IPO is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our amended and restated memorandum and articles of association prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, from the closing of our IPO, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.

We are aware of litigation against certain special purpose acquisition companies asserting that notwithstanding the foregoing, those special purpose acquisition companies should be considered investment companies. Since the assets in our trust account will be securities, there is nevertheless a risk that we could be considered to be operating as an unregistered investment company under the Investment Company Act. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. At any time, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless, and our public shareholders would also lose the possibility of an investment opportunity in a target company as well as any potential price appreciation in the combined company following a business combination. While we do not believe that our anticipated principal activities will subject us to the Investment Company Act, if any facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company.

If we were deemed to be an investment company for purposes of the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and could increase the costs and time needed to complete an initial business combination or impair our ability to complete an initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Effective July 1, 2024, the SEC issued final rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; and increasing the potential liability of certain participants in proposed business combination transactions. These rules may materially adversely affect our ability to engage financial and capital market advisors, negotiate and complete our initial business combination and may increase the costs and time related thereto.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. Our amended and restated memorandum and articles of association prohibit us from effectuating an initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to an initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. In recent years, a number of target businesses have underperformed financially following consummation of their business combination. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an initial business combination target. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities with a business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with a business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm for another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date hereof to issue any notes or other debt securities, or to otherwise incur outstanding debt following our IPO, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our IPO and the private placement of units will provide us with $126,500,000 that we may use to complete our initial business combination .

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders or warrant holders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our co-sponsors, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require the approval of a special resolution of our shareholders, which is a resolution passed by at least two-thirds of the shareholders as, being entitled to do so, vote in person or by proxy at a general meeting of the company and includes a unanimous written resolution, and amending our warrant agreement will require a vote of holders of at least 50% of the warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company (or 50% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our trust account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our IPO and the private placement of units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under our amended and restated memorandum and articles of association and Cayman Islands law which is a resolution passed by at least two-thirds of the shareholders as, being entitled to do so, vote in person or by proxy at a general meeting of the company and includes a unanimous written resolution, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 50% of our ordinary shares. Our initial shareholders will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our co-sponsors, officers, and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of permitted withdrawals), divided by the number of then issued and outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our co-sponsors, officers, or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of the private placement units. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own approximately 26.04% of our issued and outstanding ordinary shares as of this Annual Report. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. To the extent that any sponsor non-managing members acquire membership interests in Delaware Sponsor, they will have no right to control Delaware Sponsor or vote or dispose of any securities held by Delaware Sponsor. .In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being appointed in each year. We may not hold an annual meeting of shareholders to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to the completion of our initial business combination. In addition, only the Class B ordinary shares will be entitled to vote to continue our company in a jurisdiction outside of the Cayman Islands. This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution which is a resolution passed by at least two-thirds of the shareholders as, being entitled to do so, vote in person or by proxy at a general meeting of the company and includes a unanimous written resolution, which shall include the affirmative vote of a simple majority of the Class B ordinary shares. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP,”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS,”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may structure our business combination in a manner that requires shareholders and/or warrant holders to recognize gain or income for tax purposes, effect an initial business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, shareholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect an initial business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such an initial business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

In the event that New Chenghe fails to satisfy any of the listing requirements of Nasdaq or the NYSE, Nasdaq or the NYSE may reject our listing application, and the parties may waive any closing condition in the initial business combination agreement that New Chenghe ordinary shares be listed on Nasdaq or the NYSE at the closing of the initial business combination.

Following our expected initial business combination, we expect that ordinary shares and public warrants of New Chenghe will be listed on either Nasdaq or the New York Stock Exchange (“NYSE”). In the event that New Chenghe fails to satisfy any of the listing requirements, Nasdaq or NYSE may reject New Chenghe’s listing application. Though the listing of New Chenghe ordinary shares on either Nasdaq or NYSE is expected to be a condition to the closing of our initial business combination, the parties may waive such closing condition and proceed to close, in which case New Chenghe’s ordinary shares will likely instead be quoted on the OTC Markets. If New Chenghe’s ordinary shares are not listed on Nasdaq or NYSE, it is likely to be more difficult to trade in or obtain accurate quotations as to the market price of New Chenghe’s ordinary shares. As a result, New Chenghe could face significant adverse consequences. Please see “Risk Factor — Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.”

Risks Relating to Our Co-Sponsors Being Located in China and Our Other Ties to China as a Special Purpose Acquisition Company Prior to Our Initial Business Combination

Government foreign investment policies and regulations may limit our search for our initial business combination.

The United States and many non-U.S. jurisdictions have laws designed to protect national security or to restrict foreign direct investment. In the United States, the Committee on Foreign Investment in the United States, or CFIUS, has the authority to review transactions that afford foreign investors the ability to “control” a U.S. business, as well as certain non-controlling investments. If CFIUS identifies a national security risk arising from a particular transaction, it can impose mitigation measures and can also intervene to prohibit the transaction or order a divestment if the transaction has already closed. Many non-U.S. jurisdictions restrict foreign investment in assets important to national security by taking steps including, but not limited to, placing limitations, restrictions or conditions on foreign equity investment, implementing investment screening or approval mechanisms and restricting the employment of foreigners as key personnel. These U.S. and foreign laws could limit our ability consummate our initial business combination.

Our initial business combination may be subject to review and approval by CFIUS or any non-U.S. equivalents thereof based on our ownership structure and scope of operations. This may have outsized impacts on transaction certainty, timing, feasibility and cost, and could prevent us from pursuing opportunities for our initial business combination that we otherwise would have pursued. CFIUS or any non-U.S. equivalents thereof may seek to impose limitations, conditions or restrictions on or prohibit our initial business combination. Although CFIUS reviews (and in some cases mitigates) foreign investment originating from various countries, it has placed significant focus on reviews involving investors either directly or indirectly controlled by individuals or entities based in the People’s Republic of China, or the PRC. As a result, our initial business combination could be subject to heightened CFIUS scrutiny compared to U.S. based special purpose acquisition companies. These risks have increased and may continue to increase due to geopolitical, policy or regulatory developments, particularly with regard to U.S.-PRC relations.

Disruptions to the worldwide economy due to changes in U.S. trade policy may limit our search for our initial business combination.

The United States has recently implemented significant changes to its trade policy, including renegotiating or terminating existing trade agreements and threatening and/or imposing new or additional tariffs. Unless otherwise exempted or subject to a different rate, all imports into the United States are currently subject to a baseline 10% reciprocal tariff rate. The United States has also imposed significantly higher individualized reciprocal tariff rates on certain countries with which the United States has the largest trade deficits, including China. The higher individualized reciprocal tariff rates on China are currently paused until August 12, 2025. Imports to the United States from China are also currently subject to an additional 20% tariff rate. China responded by imposing an additional 15% tariff on U.S. chicken, wheat, corn and cotton products and an additional 10% tariff on pork, among other products, increasing the tariff rate on U.S. pork going into China from 37% to 47%. Such increased tariffs are also currently paused through August 12, 2025.

We cannot predict future trade policy and regulations in the United States and other countries, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. Continuation of or escalations in trade tension could have a significant adverse effect on world trade and macroeconomic markets at large. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or raw materials used in our products imported into the United States or other countries, or create adverse tax consequences, the sales, cost or gross margin of our products may be adversely affected and the demand from our customers for products may be diminished. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending.

In addition, because our co-sponsors and most of our directors and officers have ties to mainland China and/or Hong Kong, we may pursue a business combination with a company that has substantial operations in China or Hong Kong, these risks are heightened. Adverse changes in U.S. — China trade relations, increases in tariffs, retaliatory measures, or restrictions on cross-border transactions could materially limit the pool of potential target businesses available to us, reduce the attractiveness of certain industries or geographies, or negatively impact the value of any business combination we consummate. As a result, our ability to identify, evaluate, and complete an initial business combination may be materially and adversely affected.

We are a Cayman Islands domiciled holding company with no material operations of our own, but we conduct business through our co-sponsors who are located in Hong Kong, and we are subject to material risks and uncertainties and should be considered, for purposes of the following risks, as if we were located in Hong Kong and subject to risks similar to those faced by operating companies based in the PRC.

We are a Cayman Islands exempted company with no material operations and no revenue-generating business of our own. We conduct business through our co-sponsors, who are located in Hong Kong, and therefore, for purposes of the following risks, we should be considered as if we were located in Hong Kong and subject to risks similar to those faced by operating companies based in the PRC.

These risks include, among others, changes in laws and regulations, governmental intervention in the economy, restrictions on foreign ownership or investment, difficulties in enforcing contractual rights, heightened scrutiny from U.S. regulators of entities with Hong Kong or PRC ties, and the potential for adverse developments in U.S. — China or U.S. — Hong Kong relations. Any of these factors could adversely affect our ability to consummate an initial business combination, limit the pool of potential target companies available to us, impair our ability to raise additional financing, or negatively impact the trading price of our securities.

Changes in relations between the United States and the PRC, or in U.S. regulations concerning the PRC, may adversely impact our ability to complete an initial business combination, our ability to raise additional capital, or the market price of our securities.

The U.S. government, including its agencies such as the SEC, has made statements and taken certain actions that have led to, and may in the future make statements or take actions that could lead to, changes in relations between the United States and the PRC. Such statements and actions could affect companies, including special purpose acquisition companies such as ours, that are seeking to acquire a target business with operations in the PRC or with significant PRC or Hong Kong ownership. In particular, the United States may impose policies or increase scrutiny of companies with operations in the PRC, or companies with substantial PRC or Hong Kong ownership, which could limit the pool of potential targets with which we could complete a business combination or negatively impact the valuation of such businesses.

More broadly, changes in political conditions in the PRC and changes in the state of U.S. — PRC relations, including any tensions relating to potential military conflict between the PRC and Taiwan, are difficult to predict and could result in new policies or regulations that adversely affect the attractiveness, viability, or execution of a business combination with a PRC- or Hong Kong-related target. In addition, because our co-sponsors and most of our directors and officers have ties to mainland China and/or Hong Kong, our structure may subject us to heightened scrutiny by the U.S. government and regulators. This may adversely impact our ability to identify, evaluate, and consummate a business combination, or limit our access to the U.S. capital markets.

Furthermore, continued or increased tension in U.S. — PRC relations or any deterioration in political or trade relations between the United States and the PRC may lead to negative investor sentiment toward companies with ties to the PRC or Hong Kong. This could make our securities less attractive to investors, impair our ability to raise additional financing in connection with a business combination, or adversely affect the trading price of our securities

Given that our co-sponsors are located in China and most of our directors and officers have ties to mainland China and/or Hong Kong, the Chinese government may exercise oversight and discretion over their conduct including their search for a target company, the Chinese government may intervene or influence our operations at any time or may exert more control over offerings conducted overseas by and foreign investment in China-based issuers, which could result in a material change in our search for a target business.

Since our co-sponsors are located in China and most of our directors and officers have ties to mainland China and/or Hong Kong, the Chinese government may have potential oversight and discretion over the conduct of our directors and officers including over our directors’ and officers’ search for a target company. Specifically, Dr. Shibin Wang, our Chief Executive Officer and Chairman, is a Chinese citizen and resides in Hong Kong. Lyle Wang, our Chief Financial Officer and director, is a Chinese citizen and resides in Hong Kong. Houston Li, our Chief Operating Officer, holds citizenship for both Hong Kong and the United States and resides in Hong Kong. Richard Li, who controls the management of Cayman Sponsor and therefore Delaware Sponsor, who is also our Chairman of the Advisory Board, is a Hong Kong citizen and resides in Hong Kong. Ningrong Liu, our independent director, holds citizenship for both Hong Kong and the United States and resides in Hong Kong. Qingjian Wang, our independent director, holds Singaporean citizenship, holds a Hong Kong permanent resident card, and resides in both Singapore and Hong Kong. Kwan Sun, our independent director, holds Australian citizenship and resides in the United States. The Chinese government may intervene or influence our operations at any time through the co-sponsors, directors, and officers who have ties in China, which could result in a material change in our current operations, search for a target business and/or the value of the securities we are offering. Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be adopted quickly with little advance notice and could have a significant impact upon our ability to operate and search for an initial business combination. The realization of any these risks could adversely impact our initial business combination, future business and any future offering of securities.

In addition, the Chinese government has indicated an intent to exert more oversight and control over offerings that are conducted overseas by and/or foreign investment in China-based issuers, and initiated various regulatory actions and made various public statements, some of which are published with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. These existing measures, and additional pending or future new measures which may be implemented, could materially and adversely affect our current operations and search for an initial business combination. While our officers and directors are not required to obtain permissions or approvals from the Chinese government authorities to search for a target company, the Chinese government has significant authority to exert influence on the ability of a China-based company to conduct its business, make or accept foreign investments or list on a U.S. stock exchange. For example, if we seek out a business combination with a PRC Target Company, the combined company may face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, cybersecurity and data privacy. The PRC government may also intervene with or influence the future combined company’s operations at any time as the government deems appropriate to further regulatory, political and societal goals. These risks could result in a material change in our operations, our search for a target company and/or the value of the securities that we are registering for sale or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

On February 3, 2015, the State Administration of Taxation issued the Circular on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or SAT Circular 7. SAT Circular 7 extends its tax jurisdiction to transactions involving the transfer of taxable assets through offshore transfer of a foreign intermediate holding company. In addition, SAT Circular 7 has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. SAT Circular 7 also brings challenges to both foreign transferor and transferee (or other person who is obligated to pay for the transfer) of taxable assets. On October 17, 2017, the State Administration of Taxation issued the Circular on Issues of Withholding of Income Tax of Non-resident Enterprises at Source, or SAT Circular 37, which came into effect on December 1, 2017. SAT Circular 37 further clarifies the practice and procedure of the withholding of non-resident enterprise income tax.

Where a non-resident enterprise transfers taxable assets indirectly by disposing of the equity interests of an overseas holding company, which is known as an indirect transfer, the non-resident enterprise as either transferor or transferee, or the PRC entity that directly owns the taxable assets, may report such indirect transfer to the relevant tax authority. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes.

We face uncertainties as to the reporting and other implications of future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries and investments. Our company may be subject to filing obligations or taxed if our company is transferor in such transactions, and may be subject to withholding obligations if our company is transferee in such transactions, under SAT Circular 7 or SAT Circular 37. As a result, we may be required to expend valuable resources to comply with SAT Circular 7 or SAT Circular 37 or to establish that our company should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Risks Relating to Acquiring and Operating a Business in China and Other Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination. We would also be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and deterioration of political relations with the United States.

Following our initial business combination, our management may resign from their positions as officers or directors of the post-combination entity and the management of the target business at the time of the business combination may remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may undertake our initial business combination with an entity or business which is based in a foreign country, including China, and the laws and regulations of such foreign countries may not afford U.S. investors or regulatory agencies access to information normally available to them with respect to U.S. based entities.

In November 2020, the SEC Staff issued guidance regarding certain risks and considerations that should be considered by investors regarding foreign entities, specifically the limited ability of U.S. investors and regulatory agencies to rely upon or obtain information from foreign based entities, specifically China based entities, under the laws and regulations of such foreign countries. As stated by the SEC Staff, “[A]lthough China-based Issuers that access the U.S. public capital markets generally have the same disclosure obligations and legal responsibilities as other non-U.S. issuers, the SEC’s ability to promote and enforce high-quality disclosure standards for China-based Issuers may be materially limited. As a result, there is substantially greater risk that their disclosures may be incomplete or misleading. In addition, in the event of investor harm, investors generally will have substantially less access to recourse, in comparison to U.S. domestic companies and foreign issuers in other jurisdictions.” Among other potential issues and risks cited by the SEC Staff, the SEC Staff identified restrictions in China which restricted the PCAOB’s ability to inspect audit work and practices of PCAOB-registered public accounting firms in China and on the PCAOB’s ability to inspect audit work with respect to China-based issuer audits by PCAOB-registered public accounting firms in Hong Kong. However, we will not conduct an initial business combination with a target company that has an auditor that PCAOB is unable to inspect for two consecutive years at the time of our business combination, and will not engage an auditor following an initial business combination that PCAOB is unable to inspect for two consecutive years.

Further, current laws and regulations in China as well as other potential target countries, can limit or restrict investigations and similar activities by U.S. regulatory agencies such as the SEC to gather information regarding the securities and other activities of issuers based in the foreign countries where such laws or regulations exist. According to Article 177 of the newly amended PRC Securities Law which became effective in March 2020 (the “Article 177,”) the securities regulatory authority of the PRC State Council may collaborate with securities regulatory authorities of other countries or regions in order to monitor and oversee cross border securities activities. Article 177 further provides that overseas securities regulatory authorities are not allowed to carry out investigation and evidence collection directly within the territory of the PRC, and that any Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to overseas agencies without prior consent of the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council. Although we have not identified a potential target business nor any particular country in which an initial business combination may occur, we intend to consider potential target business in foreign jurisdictions, including China based entities and businesses, and therefore investors should be aware of risks related to the ability to obtain information and conduct investigations and be afforded protections by U.S. based agencies such as the SEC related to any such business combination with a target business in a foreign country and consider such risks prior to investing in our securities.

Agreements we may enter into with potential future subsidiaries and affiliated entities or acquisitions of offshore entities that conduct operations through affiliates in the PRC may be subject to a high level of scrutiny by the relevant tax authorities.

Under the laws of the PRC, agreements and transactions among related parties may be subject to audit or challenge by the relevant tax authorities. If any of the transactions we enter into with potential future subsidiaries and affiliated entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under local law, the relevant tax authorities may have the authority to disallow any tax savings, adjust the profits and losses of such potential future local entities and assess late payment interest and penalties. A finding by the relevant tax authorities that we are ineligible for any such tax savings, or that any of our possible future affiliated entities is not eligible for tax exemptions, would substantially increase our possible future taxes and thus reduce our net income and the value of a shareholder’s investment. In addition, in the event that in connection with an acquisition of an offshore entity that conducted its operations through affiliates in the PRC, the sellers of such entities failed to pay any taxes required under local law, the relevant tax authorities could require us to withhold and pay the tax, together with late-payment interest and penalties. The occurrence of any of the foregoing could have a negative impact on our operating results and financial condition.

China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations, could have a material adverse effect on our business.

If we acquire a PRC Target Company, our business, financial condition, results of operations, prospects and certain transactions we may undertake may be subject, to a significant extent, to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has generally experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy, and the growth of the PRC economy has slowed down in recent years. Demand for target services and products depends, in large part, on economic conditions in China. Any further slowdown in China’s economic growth may cause our potential customers to delay or cancel their plans to purchase our services and products, which in turn could reduce our net revenues.

Although China’s economy has been transitioning from a planned economy to a more market oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the economy in China and could have a material adverse effect on our business.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us. China’s social and political conditions may change, and such changes, if not in our favor, could have a material adverse effect on our business and results of operations.

The PRC government also has significant authority to exert influence on the ability of a company with substantial operations in China to conduct its business and control over securities offerings conducted overseas and/or foreign investments at any time, which could result in a material change in our operations and/or the value of our securities. In particular, there have been recent statements by the PRC government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based companies with substantial operations in China. We are not currently required to obtain permission from the PRC government to list on a U.S. securities exchange and consummate our IPO. However, there is no guarantee that this will continue to be the case in the future in relation to the continued listing of our securities on a securities exchange outside of the PRC, or even when such permission is obtained, it will not be subsequently denied or rescinded. Any such regulatory oversight or control could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or become worthless.

Any actions by the Chinese government, including any decision to intervene or influence the operations of any future PRC subsidiary or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, may cause us to make material changes to the operations of any future PRC subsidiary, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. The governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors post-business combination and cause the value of such securities to significantly decline or be worthless. The ability of our subsidiary to operate in China may be impaired by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, foreign investment limitations, and other matters. The central or local governments of China may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our PRC subsidiary compliance with such regulations or interpretations. As such, any future PRC subsidiary may be subject to various government and regulatory interference in the provinces in which they operate. They could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. They may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

Furthermore, it is uncertain when and whether we will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Our operations following a business combination with a PRC entity could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry, particularly in the event permission to list on U.S. exchanges may be later required, or withheld or rescinded once given.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms, to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, to intervene or influence the operations of any future PRC subsidiary at any time or to exert control over an offering of securities conducted overseas and/or foreign investment in China-based issuers, may cause us to make material changes to the operations of any future PRC subsidiary, may limit or completely hinder our ability to offer or continue to offer securities to investors, and/or may cause the value of such securities to significantly decline or be worthless.

Given that our co-sponsors are located in China and most of our directors and officers have ties to mainland China and/or Hong Kong, the Chinese government may exercise oversight and discretion over their conduct and the Chinese government may intervene or influence our operations at any time or may exert more control over offerings conducted overseas by and foreign investment in China-based issuers, which could result in a material change in the PRC Target Company’s business operations post-business combination and/or the value of the securities we are registering.

Since our co-sponsors are located in China and most of our directors and officers have ties to mainland China and/or Hong Kong, the Chinese government may have potential oversight and discretion over the conduct of our directors and officers including over our directors’ and officers’ search for a target company. Specifically, Dr. Shibin Wang, our Chief Executive Officer and Chairman, is a Chinese citizen and resides in Hong Kong. Lyle Wang, our Chief Financial Officer and director, is a Chinese citizen and resides in Hong Kong. Houston Li, our Chief Operating Officer, holds citizenship for both Hong Kong and the United States and resides in Hong Kong. Richard Li, who controls the management of Cayman Sponsor and therefore Delaware Sponsor, who is also our Chairman of the Advisory Board, is a Hong Kong citizen and resides in Hong Kong. Ningrong Liu, our independent director, holds citizenship for both Hong Kong and the United States and resides in Hong Kong. Qingjian Wang, our independent director, holds Singaporean citizenship, holds a Hong Kong permanent resident card, and resides in both Singapore and Hong Kong. Kwan Sun, our independent director, holds Australian citizenship and resides in the United States. The Chinese government may intervene or influence our operations at any time through the co-sponsors, directors, and officers who have ties in China, which could result in a material change in value of the securities we are offering. Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be adopted quickly with little advance notice and could have a significant impact upon our ability to operate. The realization of any these risks could adversely impact our future business and any future offering of securities.

In addition, the Chinese government has indicated an intent to exert more oversight and control over offerings that are conducted overseas by and/or foreign investment in China-based issuers, and initiated various regulatory actions and made various public statements, some of which are published with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. These existing measures, and additional pending or future new measures which may be implemented, could materially and adversely affect our operations and the operations of any post-business combination company. While our officers and directors are not required to obtain permissions or approvals from the Chinese government authorities to search for a target company, the Chinese government has significant authority to exert influence on the ability of a China-based company to conduct its business, make or accept foreign investments or list on a U.S. stock exchange. For example, if we enter into a business combination with a PRC Target Company, the combined company may face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, cybersecurity and data privacy. The PRC government may also intervene with or influence the combined company’s operations at any time as the government deems appropriate to further regulatory, political and societal goals. These risks could result in a material change in our operations and/or the value of the securities that we are registering for sale or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

Uncertainties in the interpretation and enforcement of PRC laws and regulations and changes in policies, rules, and regulations in China, which may be quick with little advance notice, could limit the legal protection available to you and us.

The PRC legal system is based on written statutes. Unlike common law systems, it is a system in which legal cases have limited value as precedents. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The legislation over the past three decades has significantly increased the protection afforded to various forms of foreign or private-sector investment in China. Any future PRC subsidiary would be subject to various PRC laws and regulations generally applicable to companies in China. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, however, the interpretations of many laws, regulations, and rules are not always uniform and enforcement of these laws, regulations, and rules involve uncertainties.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, however, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy in the PRC legal system than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies, internal rules, and regulations that may have retroactive effect and may change quickly with little advance notice. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainties over the scope and effect of our contractual, property (including intellectual property), and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations. In addition, the legal and regulatory risks associated with doing business in China may make us a less attractive partner in an initial business combination than other special purpose acquisition companies that do not have ties to China. As such, our ties to China, including through our co-sponsors, officers and directors, may make it harder for us to complete an initial business combination with a target company without any such ties.

Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or fully investigate our auditor. In that case, Nasdaq would delist our securities. The delisting of our securities, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections may deprive our investors with the benefits of such inspections.

The HFCAA was enacted on December 18, 2020. The HFCAA states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years, the SEC shall prohibit our shares or other securities from being traded on a national securities exchange or in the over-the-counter trading market in the U.S.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements under the HFCAA. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year under a process to be subsequently established by the SEC. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the HFCAA. Rule 6100 provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements of the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction.

On December 16, 2021, the PCAOB issued a report in which it determined that it is unable to inspect or investigate completely registered public accounting firms headquartered in China, because of positions taken by Chinese authorities in those jurisdictions. The PCAOB made its determination pursuant to its Rule 6100, which provides the framework for how the PCAOB fulfills its responsibilities under the HFCAA. In addition, the PCAOB’s report also identified the specific registered public accounting firms which are subject to the PCAOB’s determination that it is unable to inspect or investigate completely registered public accounting firms headquartered in China. Our auditor, Audit Alliance LLP, is headquartered in Singapore, and was not identified in the report as a firm subject to the PCAOB’s determination.

In December 2021, the SEC adopted amendments to finalize its rules under the HFCAA that set forth submission and disclosure requirements for commission — identified issuers identified under the Act, specify the processes by which the SEC will identify and notify Commission-Identified Issuers, and implement trading prohibitions after three consecutive years of identification. On December 2022, Congress passed the omnibus spending bill and the President signed it into law. This spending bill included the enactment of provisions to accelerate the timeline for implementation of trading prohibitions from three years to two years. Separately, on December 15, 2022, the PCAOB published its determination that in 2022 the PCAOB was able to inspect and investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. This determination reset the now two-year clock for compliance with the trading prohibitions for identified issuers audited by these firms. The amendment had originally been passed by the U.S. Senate in June 2021, as the Accelerating Holding Foreign Companies Accountable Act.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group (“PWG”) on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfill its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCAA. However, some of the recommendations were more stringent than the HFCAA. For example, if a company was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The SEC has announced that the SEC staff is preparing a consolidated proposal for the rules regarding the implementation of the HFCAA and to address the recommendations in the PWG report. It is unclear when the SEC will complete its rulemaking and when such rules will become effective and what, if any, of the PWG recommendations will be adopted. The SEC has also announced amendments to various annual report forms to accommodate the certification and disclosure requirements of the HFCAA. There could be additional regulatory or legislative requirements or guidance that could impact us if our auditor is not subject to PCAOB inspection. The implications of these possible regulations in addition to the requirements of the HFCAA are uncertain, and such uncertainty could cause the market price of our securities to be materially and adversely affected. If, for whatever reason, the PCAOB is unable to conduct inspections or full investigations of our auditor, the company could be delisted or prohibited from being traded over the counter earlier than would be required by the HFCAA. If our securities are unable to be listed on another securities exchange by then, such delisting and prohibition would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with potential delisting and prohibition would have a negative impact on the price of our securities. Also, such delisting and prohibition could significantly affect the company’s ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on the company’s business, financial condition and prospects.

Inspections of audit firms that the PCAOB has conducted have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. Our current auditor, Audit Alliance LLP, is an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. However, if it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction, Nasdaq would delist our securities, and the SEC would prohibit our securities from being traded on a national securities exchange or in the over-the-counter trading market in the U.S. For example, if we effect our initial business combination with a business located in the PRC and if our new auditor is located in China, with operations in and which performs audit operations of registrants in China, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities, the work of our new auditor as it relates to those operations may not be inspected by the PCAOB. Although we will not conduct an initial business combination with a target company that has an auditor that PCAOB is unable to inspect for two consecutive years at the time of our business combination, and will not engage an auditor following an initial business combination that PCAOB is unable to inspect for two consecutive years, which requirements will be included as a condition to closing our initial business combination, if applicable laws, regulations or interpretations change that prevent any such auditor from being inspected by the PCAOB in the future, we may suffer adverse consequences including the delisting of our securities. If our securities are delisted and prohibited from being traded on a national securities exchange or in the over-the-counter trading market in the U.S. due to the PCAOB not being able to conduct inspections or full investigations of our auditor, it would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with potential delisting and prohibition would have a negative impact on the price of our securities. Also, such delisting and prohibition could significantly affect the company’s ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on the company’s business, financial condition and prospects. If the PCAOB were unable to conduct inspections or full investigations of our auditor in the future, investors in our securities would be deprived of the benefits of such PCAOB inspections. In addition, the inability of the PCAOB to conduct inspections or full investigations of auditors would may make it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors that are subject to the PCAOB inspections, which could cause investors and potential investors in our stock to lose confidence in the audit procedures of our auditor and reported financial information and the quality of our financial statements.

U.S. laws and regulations, including the HFCAA, may restrict or eliminate our ability to complete an initial business combination with certain companies, particularly those acquisition candidates with substantial operations in China.

The PCAOB is unable to conduct inspections on accounting firms in the PRC without the approval of the Chinese government authorities. Future developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with companies that are affected. For instance, the enacted HFCAA would restrict our ability to consummate an initial business combination with a target company unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for three consecutive years. The HFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. While we will not conduct an initial business combination with a target company that has an auditor that PCAOB is unable to inspect for two consecutive years beginning at the time of our business combination, and will not engage an auditor following an initial business combination that PCAOB is unable to inspect for two consecutive years, we may not be able to consummate an initial business combination with a favored target company due to these laws.

In the event that we complete an initial business combination with a PRC Target Company and any of the legislative actions or regulatory changes discussed above were to proceed in ways that are detrimental to China-based issuers, it could cause us to fail to be in compliance with U.S. securities laws and regulations, we could cease to be listed on a U.S. securities exchange, and U.S. trading of our shares could be prohibited. Any of these actions, or uncertainties in the market about the possibility of such actions, could adversely affect our prospects to successfully complete an initial business combination with a China-based company.

Other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete an initial business combination with certain China-based businesses.

Regulatory actions by the PRC government with respect to foreign capital efforts and activities, including business combinations with offshore shell companies such as SPACs, may adversely impact our ability to consummate an initial business combination with a China based entity or business, or materially impact the value of our securities following any such business combination.

Although we have not identified any potential business combination target or any country in which we may source any target business, we may eventually identify and submit for shareholder approval an initial business combination with a PRC Target Company.

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law, which took effect on January 1, 2020 and replaced three existing laws on foreign investments in China, namely, the PRC Equity Joint Venture Law, the PRC Cooperative Joint Venture Law and the Wholly Foreign-owned Enterprise Law, together with their implementation rules and ancillary regulations. The Foreign Investment Law embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic invested enterprises in China. The Foreign Investment Law establishes the basic framework for access to, and the promotion, protection and administration of foreign investments in view of investment protection and fair competition.

According to the China Foreign Investment Law, “foreign investment” refers to investment activities directly or indirectly conducted by one or more natural persons, business entities, or otherwise organizations of a foreign country (collectively referred to as “foreign investor”) within China, and the investment activities include the following situations: (i) a foreign investor, individually or collectively with other investors, establishes a foreign-invested enterprise within China; (ii) a foreign investor acquires stock shares, equity shares, shares in assets, or other like rights and interests of an enterprise within China; (iii) a foreign investor, individually or collectively with other investors, invests in a new project within China; and (iv) investments in other means as provided by laws, administrative regulations, or the State Council. The VIE structure has been adopted by many PRC-based companies to obtain necessary licenses and permits in the industries that are currently subject to foreign investment restrictions in China.

On July 30, 2021, the Chairman of the SEC issued a statement highlighting potential issues resulting from recent China regulatory changes and guidance that may impact investors’ investments in China based entities. According to the Chairman of the SEC, the PRC provided new guidance to and placed restrictions on China-based companies raising capital offshore, including through associated offshore shell companies. These developments include China government-led cybersecurity reviews of certain companies raising capital through offshore entities. This is relevant to U.S. investors. In a number of sectors in China, companies are not allowed to have foreign ownership and cannot directly list on exchanges outside of China. To raise money on such exchanges, many China-based operating companies are structured as VIEs. In such an arrangement, a China-based operating company typically establishes an offshore shell company in another jurisdiction to issue stock to public shareholders. For U.S. investors, this arrangement creates “exposure” to the China-based operating company, though only through a series of service contracts and other contracts.

Should we choose to acquire a PRC Target Company, we may acquire such a company through a VIE structure as a holding company with no material operations of our own, and conduct a substantial majority of business operations after the business combination consummated through our subsidiaries established and the VIE in the PRC.

Should we consummate our initial business combination with a company within the jurisdiction of the PRC, we may acquire such company through a VIE structure and may not have direct ownership of such company acquired. We may control and receive the economic benefits of the business operations of the company acquired through a VIE structure. If we acquire a target company that operates its business in the PRC through VIE structure, investors in our ordinary shares following an initial business combination would not hold equity interests in operating companies domiciled in the PRC under our control and would hold equity interests in a Cayman Islands holding company upon the consummation of the business combination. We would rely on the contractual arrangements with the VIE subsidiaries and its shareholders to operate the business. We do not have equity interests in such PRC operating companies but whose financial results would be consolidated into our consolidated financial statements in accordance with U.S. GAAP, due to us or our direct owned subsidiaries in the PRC, i.e., the WFOE, and our company’s being the primary beneficiary of, such entity, for the accounting purposes. As such, in the event that we complete an initial business combination with a company in the PRC, you would not hold equity in the PRC operating companies. The contractual arrangements may not be as effective in providing us with control over the VIE as ownership of controlling equity interests would be in providing us with control over, or enabling us to derive economic benefits from the operations of the VIE. Under the contractual arrangements, as a legal matter, if the VIE or any of its shareholders executing the VIE agreements fails to perform its, his or her respective obligations under the contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies available under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective. For example, if shareholders of a VIE were to refuse to transfer their equity interests in such VIE to us or our designated persons when we exercise the purchase option pursuant to the contractual arrangements, we may have to take legal action to compel them to fulfil their contractual obligations. The agreements associated with the VIE structure have not been tested in court of law in any jurisdiction.

If the PRC government deems that the contractual arrangements in relation to the potential PRC Target Company and the VIE do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

If (i) the applicable PRC authorities invalidate the contractual arrangements for violation of PRC laws, rules and regulations, (ii) any VIE or its shareholders terminate the contractual arrangements, (iii) any VIE or its shareholders fail to perform its/his/her obligations under the contractual arrangements, or (iv) if these regulations change or are interpreted differently in the future, the PRC Target Company’s business operations in China would be materially and adversely affected, and the value of your securities would substantially decrease or even become worthless. Further, if we fail to renew the contractual arrangements upon their expiration, we would not be able to continue the business operations unless the then current PRC law allows us to directly operate businesses in China.

In addition, if any VIE or all or part of its assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If any of the VIEs undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business and our ability to generate revenues.

All of the contractual arrangements will be governed by PRC law and provided for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts will be interpreted in accordance with PRC laws and any disputes will be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce the contractual arrangements. In the event that we are unable to enforce the contractual arrangements, we may not be able to exert effective control over our operating entities and we may be precluded from operating our business, which would have a material adverse effect on our financial condition and results of operations.

The contractual arrangements may not be as effective as direct ownership in providing us with control over the VIE. For example, the VIE and its shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests. If we had direct ownership of the VIE, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of the VIE, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the contractual arrangements, we rely on the performance by the VIE and its shareholders of their obligations under the contracts to exercise control over the VIE. The shareholders of the VIE may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate certain portions of our business through the contractual arrangements with the VIE.

If the VIE or its shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. For example, if the shareholders of the VIE refuse to transfer their equity interest in the VIE to us or our designee if we exercise the purchase option pursuant to the contractual arrangements, or if they otherwise act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations. In addition, if any third parties claim any interest in such shareholders’ equity interests in the VIE, our ability to exercise shareholders’ rights or foreclose the share pledge according to the contractual arrangements may be impaired. If these or other disputes between the shareholders of the VIE and third parties were to impair our control over the VIE, our ability to consolidate the financial results of the VIE would be affected, which would in turn result in a material adverse effect on the business, operations and financial condition.

Although based on industry practices, VIE contractual arrangements among the WFOE, the VIE and its shareholders governed by PRC laws are valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect, however, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations and rules. Accordingly, the PRC regulatory authorities may ultimately take a view that is contrary to the accepted industry practices with respect to VIE contractual arrangements. In addition, it is uncertain whether any new PRC laws or regulations relating to VIE structures will be adopted or if adopted, what they would provide. PRC government authorities may deem that foreign ownership is directly or indirectly involved in the VIE’s shareholding structure. If our potential corporate structure and contractual arrangements are deemed by the MIIT, or the MOFCOM or other regulators having competent authority to be illegal, either in whole or in part, we may lose control of the consolidated VIE and have to modify such structure to comply with regulatory requirements. However, there can be no assurance that we can achieve this without material disruption to the PRC Target Company’s business. Furthermore, if we consummate an initial business combination with a PRC Target Company, and we or the VIE is found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures, including, without limitation:

●	revoking the business license and/or operating licenses of the WFOE or the VIE;

●	discontinuing or placing restrictions or onerous conditions on our operations through any transactions among the WFOE, the VIE and its subsidiaries;

●	imposing fines, confiscating the income from the WFOE, the VIE or its subsidiaries, or imposing other requirements with which we or the VIE may not be able to comply;

●	placing restrictions on our right to collect revenues;

●	requiring us to restructure our ownership structure or operations, including terminating the contractual arrangements with the VIE and deregistering the equity pledges of the VIE, which in turn would affect our ability to consolidate, derive economic interests from, or exert effective control over the VIE; or taking other regulatory or enforcement actions against us that could be harmful to our business.

The imposition of any of these penalties will result in a material and adverse effect on our potential ability to conduct the business. In addition, it is unclear what impact the PRC government actions will have on us and on our ability to consolidate the financial results of the VIE in our consolidated financial statements, if the PRC government authorities were to find our potential corporate structure and contractual arrangements to be in violation of PRC laws and regulations. If the imposition of any of these government actions causes us to lose our right to direct the activities of the VIE or our right to receive substantially all the economic benefits and residual returns from the VIE and we are not able to restructure our ownership structure and operations in a timely and satisfactory manner, we will no longer be able to consolidate the financial results of the VIE in our consolidated financial statements. Either of these results, or any other significant penalties that might be imposed on us in this event, it will have a material adverse effect on our financial condition, results of operations and our securities shares may decline in value or be worthless.

If we successfully consummate our initial business combination with a PRC Target Company, we will be subject to restrictions on dividend payments following the consummation of our initial business combination.

After we consummate our initial business combination, we may rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit an operating company in China to pay dividends to its parent company only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations.

In addition, if we consummate an initial business combination with a PRC Target Company, our operating company in China would be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if our post-business combination operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

The cash-flow structure of a post-acquisition company based in China poses additional risks including, but not limited to, restrictions on foreign exchange and restrictions on our ability to transfer cash between entities, across borders, and to U.S. investors.

While our officers and directors are not required to obtain permissions or approvals from the PRC government authorities to search for a target company, the PRC government has significant authority to exert restrictions on foreign exchange and our ability to transfer cash between entities, across borders, and to U.S. investors that may apply if we acquire a PRC Target Company. We will be subject to restrictions on dividend payments as current regulations in China would permit our PRC subsidiary to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our PRC subsidiary will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. See “Risk Factors — If we successfully consummate a business combination with a PRC Target Company, we will be subject to restrictions on dividend payments following the consummation of our initial business combination.”

The following diagram describes the flow of proceeds from our IPO.

The following illustrative table shows the post-business combination funds flow of us to the extent that we acquire a PRC Target Company with VIE structure.

Note:

(1)	We may transfer funds to the PRC Target Company through an increase in the registered capital of or a shareholder loan to the PRC Target Company. The PRC Target Company may in turn make distributions or pay dividends to us.
(2)	The PRC Target Company will provide the consolidated VIE (PRC-based operating company) with services, such as, for example technical development, technical support, management consultation, marketing and promotional services and other related services on an exclusive basis. The consolidated VIE (PRC-based operating company) will pay specified service fees to the PRC Target Company as consideration for the services provided.

In contrast, the following illustrative table shows the post-business combination funds flow of us to the extent that we acquire a PRC Target Company through direct equity investment.

Note:

(1)	We may transfer funds to the PRC Target Company through an increase in the registered capital of or a shareholder loan to the PRC Target Company. The PRC Target Company may in turn make distributions or pay dividends to us.

In addition, we may be subject to restrictions on currency exchange as the PRC government may limit or eliminate our ability to utilize cash generated in RMB to fund our business activities outside of the PRC or pay dividends in foreign currencies to our shareholders, including holders of our securities, and may limit our ability to obtain foreign currency through debt or equity financing. Should we choose to acquire a PRC Target Company, exchange controls that exist in the PRC may restrict or prevent us from using the proceeds of our IPO to acquire a target company in PRC and limit our ability to utilize our cash flow effectively following our initial business combination. If we were to acquire a PRC company, the PRC regulation on loans to, and direct investment in, our PRC subsidiary by offshore holding companies and governmental control in currency conversion may restrict our ability to make loans to or capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

These restrictions will restrict our ability to distribute earnings from our businesses, including subsidiaries and/or consolidated VIEs, to the parent company and U.S. investors as well as the ability to settle amounts owed under the VIE agreements, though we do not intend to distribute earnings or settle amounts owed under such VIE agreements to the PRC Target Company’s subsidiaries. In addition, fluctuations in exchange rates could result in foreign currency exchange losses to us and may reduce the value of, and amount in U.S. dollar of dividends payable on, our shares in foreign currency terms.

If, subsequent to the consummation of our initial business combination, we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company,” also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of share options.

For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

Upon consummation of initial business combination with a PRC Target Company, we may adopt an equity incentive plan and make share option grants under the plan to our officers, directors and employees, whom may be PRC citizens and be required to register with SAFE. If any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business may be adversely affected.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies, which could negatively impact potential acquisitions we may pursue in the future.

On February 3, 2015, the State Administration of Taxation of the PRC (the “SAT”) issued the Public Notice Regarding Certain Corporate Income Tax Matters on Indirect Transfer of Properties by Non-Tax Resident Enterprises (“SAT Bulletin 7”). SAT Bulletin 7 extends its tax jurisdiction to transactions involving the transfer of taxable assets through offshore transfer of a foreign intermediate holding company.

In addition, SAT Bulletin 7 has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. SAT Bulletin 7 also brings challenges to both foreign transferor and transferee (or other person who is obligated to pay for the transfer) of taxable assets, as such persons need to determine whether their transactions are subject to these rules and whether any withholding obligation applies.

On October 25, 2017, the SAT issued the Announcement of the State Administration of Taxation on Issues Concerning the Withholding of Non-resident Enterprise Income Tax at Source (“SAT Bulletin 37”), which came into effect on December 1, 2017. SAT Bulletin 37 further clarifies the practice and procedure of the withholding of non-resident enterprise income tax.

Where a non-resident enterprise transfers taxable assets indirectly by disposing of the equity interests of an overseas holding company, which is an “Indirect Transfer,” the non-resident enterprise as either transferor or transferee, or the PRC entity that directly owns the taxable assets, may report such Indirect Transfer to the relevant tax authority. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax.

As a result, gains derived from such Indirect Transfer may be subject to PRC enterprise income tax, and the transferee or other person who pays for the transfer is obligated to withhold the applicable taxes currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes.

We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as investments and acquisitions. Although we currently have no plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in China that could trigger these tax obligations. Our company may be subject to filing obligations or taxed if our company is transferor in such transactions, and may be subject to withholding obligations if our company is transferee in such transactions, under SAT Bulletin 7 and/or SAT Bulletin 37.

For transfer of shares in our company by investors who are non-PRC resident enterprises, any PRC subsidiaries may be requested to assist in the filing under SAT Bulletin 7 and/or SAT Bulletin 37. As a result, we may be required to expend valuable resources to comply with SAT Bulletin 7 and/or SAT Bulletin 37 or to request that the relevant transferors from whom we purchase taxable assets comply with these circulars, or establish that our company should not be taxed under these circulars, which may materially adversely affect our financial condition and results of operations.

If we merge with a China-based operating company, then there are significant uncertainties under the PRC Enterprise Income Tax Law relating to the withholding tax liabilities of the PRC entity, and dividends payable by the PRC entity to our offshore entity may not qualify for certain treaty benefits.

Under the PRC Enterprise Income Tax Law (“PRC EIT Law”) and its implementation rules, if following our initial business combination we are a non-resident enterprise, that is, an enterprise lawfully incorporated pursuant to the laws of a foreign country (region) that has an office or premises established in China with no actual management functions performed in China, or an enterprise that has income derived from or accruing in China although it does not have an office or premises in China, will be subject to a withholding tax rate of 10%. Under the Notice of the State Administration of Taxation on Issues regarding the Administration of the Dividend Provision in Tax Treaties promulgated on February 20, 2009, the taxpayer needs to satisfy certain conditions to utilize the benefits under a tax treaty, including but not limited to (1) the taxpayer must be the beneficial owner of the relevant dividends, and (2) the corporate shareholder to receive dividends from the PRC entity must have continuously met the direct ownership thresholds during the 12 consecutive months preceding the receipt of the dividends. Further, under Announcement of the State Administration of Taxation on Issues Relating to “Beneficial Owner” in Tax Treaties, which took effect on April 1, 2018, a “Beneficial Owner” shall mean a person who has ownership and control over the income and the rights and property from which the income is derived. To determine the “beneficial owner” status of a resident of the treaty counterparty who needs to take advantage of the tax treaty benefits, a comprehensive analysis shall be carried out, taking into account actual conditions of the specific case.

Entitlement to a lower tax rate on dividends according to tax treaties or arrangements between the PRC central government and governments of other countries or regions is subject to Announcement of State Taxation Administration on Promulgation of the Administrative Measures on Non-resident Taxpayers Enjoying Treaty Benefits, or Circular 35. Circular 35 provides that non-resident enterprises are not required to obtain pre-approval from the relevant tax authority in order to enjoy the reduced withholding tax. Instead, non-resident enterprises and their withholding agents may, by self-assessment and on confirmation that the prescribed criteria to enjoy the tax treaty benefits are met, directly apply the reduced withholding tax rate, and file necessary forms and supporting documents when performing tax filings, which will be subject to post-tax filing examinations by the relevant tax authorities.

In addition, in response to the persistent capital outflow in China and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and SAFE promulgated a series of capital control measures in the subsequent months, including stricter vetting procedures for domestic companies to remit foreign currency for overseas investments, dividends payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by SAFE for cross-border transactions falling under both the current account and the capital account. Any limitation on the ability of us to pay dividends or make other kinds of payments to us following our initial business combination could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

If we choose to acquire a PRC Target Company, our initial business combination may be subject to national security review by the PRC government and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities.

The Security Review Regulations cover acquisitions by foreign investors of a broad range of PRC enterprises if such acquisitions could result in de facto control by foreign investors and the enterprises are relating to military, national defense, important agriculture products, important energy and natural resources, important infrastructures, important transportation services, key technologies and important equipment manufacturing. The scope of the review includes whether the acquisition will impact the national security, economic and social stability, and the research and development capabilities on key national security related technologies. Foreign investors should submit a security review application to the Department of Commerce for its initial review for contemplated acquisition. If the acquisition is considered to be within the scope of the Security Review Regulations, the Department of Commerce will transfer the application to a joint security review committee within five business days for further review. The joint security review committee, consisting of members from various PRC government agencies, will conduct a general review and seek comments from relevant government agencies. The joint security review committee may initiate a further special review and request the termination or restructuring of the contemplated acquisition if it determines that the acquisition will result in significant national security issue.

The Security Review Regulations will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations. Neither the Department of Commerce nor other PRC government agencies have issued any detailed rules for the implementation of the Security Review Regulations. If, for example, our potential initial business combination is with a PRC Target Company in any of the sensitive sectors identified above, the transaction will be subject to the Security Review Regulations, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. We may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue.

M&A Rules and other PRC regulations may make it more difficult for us to complete an acquisition of a PRC Target Company.

The Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in 2006 and amended in 2009, and other regulations and rules concerning mergers and acquisitions established a comprehensive set of regulations governing the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside the PRC. The M&A Rules have largely centralized and expanded the approval process to the Ministry of Commerce, the State Administration of Industry and Commerce (SAIC), the State Administration of Foreign Exchange (SAFE) or its branch offices, the State Asset Supervision and Administration Commission (SASAC), and the CSRC.

Depending on the structure of the transaction, the M&A Rules may require the Chinese parties to make a series of applications and supplemental applications to one or more of the aforementioned agencies, some of which must be made within strict time limits and depend on approvals from one or the other of the aforementioned agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, including appraisals of the business to be acquired and evaluations of the acquirer which will permit the government to assess the economics of a transaction in addition to compliance with legal requirements. If obtained, approvals will have expiration dates by which a transaction must be completed. Completed transactions must also be reported to MOFCOM, and some of the other agencies within a short period after closing or be subject to an unwinding of the transaction. Therefore, acquisitions in China may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

Moreover, according to the Anti-Monopoly Law and other relevant PRC regulations, transactions which are deemed concentrations and involve parties with specified turnover thresholds must be cleared by the State Administration for Market Regulation before they can be completed. On July 1, 2015, the National Security Law of China took effect, which provides that China would establish rules and mechanisms to conduct national security review of foreign investments in China that may impact national security. The Foreign Investment Law of China, or the Foreign Investment Law, came into effect on January 1, 2020 and reiterates that China will establish a security review system for foreign investments. On December 19, 2020, the National Development and Reform Commission, or the NDRC, and MOFCOM jointly issued the Measures for the Security Review of Foreign Investments, or the FISR Measures, which were made according to the National Security Law and the Foreign Investment Law and became effective on January 18, 2021. Under the FISR Measures, foreign investments in military-related industries and certain other industries that affect or may affect national security are subject to the security review conducted through the NDRC and MOFCOM. The FISR Measures further expand the scope of national security review on foreign investment compared to the existing rules, while leaving substantial room for interpretation and speculation.

Pursuant to the Foreign Investment Law, the PRC State Council shall promulgate or approve a list of special administrative measures for foreign investments. The Special Administrative Measures (Negative List) for the Access of Foreign Investment (Edition 2020) that was promulgated by the NDRC and MOFCOM and took effect in July 2020 is the currently effective negative list and may be amended from time to time. The Foreign Investment Law provides that foreign investors shall not invest in the “prohibited” industries on the negative list, and shall meet such requirements as stipulated under the negative list for making investment in the “restricted” industries. Depending on the specific industry in which the target for our initial business combination operates, our initial business combination may be subject to requirements of the negative list.

If we pursue an initial business combination with a PRC Target Company, or if the combined company after our initial business combination pursues additional strategic acquisitions in China, complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from MOFCOM, any other relevant PRC governmental authorities or their respective local counterparts may hinder our ability to complete such transaction on a timely basis or at all. As a result, we may not be able to complete our initial business combination within the completion window, and the combined company’s ability to expand its business or maintain its market share by strategic acquisitions may be limited.

In addition, the Circular of the General Office of the State Council on the Establishment of Security Review System for the Merger and Acquisition of Domestic Enterprises by Foreign Investors that became effective in March 2011, and the Rules on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprises by Foreign Investors issued by MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by MOFCOM. The rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the event we acquire a PRC Target Company, we may be subject to such regulatory reviews, which may impact our ability to complete an initial business combination within the prescribed time period.

The scope of the review we may be subject to includes, but is not limited to, whether the acquisition will impact national security or economic and social stability, and research and development capabilities on key national security related technologies. Foreign investors must submit a security review application to MOFCOM for its review of a contemplated acquisition. If the acquisition is considered within the scope of the security review regulations, MOFCOM will transfer the application to a joint security review committee consisting of members from various PRC government agencies, for further review.

Complying with the requirements of the above-mentioned regulations and other relevant rules to complete acquisitions could be time consuming. Any required approval processes may delay or inhibit our ability to complete such transactions, including but not limited to our ability to complete an initial business combination within the completion window. We may also be prevented from pursuing certain investment opportunities if the PRC government considers the potential investments a national security concern.

Compliance with the PRC Antitrust law may limit our ability to effect our initial business combination.

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Bureau of the State Administration for Market Regulation and other antitrust agencies. The PRC Antitrust Law regulates (1) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (2) abuse of dominant market position by business operators; and (3) concentration of business operators that may have the effect of precluding or impeding competition. To implement the Antitrust Law, in 2008, the State Council formulated the Rules of the State Council on Declaration Threshold for Concentration of Business Undertakings (as amended on September 18, 2018), pursuant to which concentration of business operators refers to (1) merger with other business operators; (2) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (3) gaining control over other business operators through exerting influence on other business operators through contracts or other means.

On June 24, 2022, the Decision of the Standing Committee of the National People’s Congress to Amend the Antitrust Law of the People’s Republic of China, or the “Decision to Amend the Antitrust Law,” was adopted and became effective on August 1, 2022. The Decision to Amend the Antitrust Law strengthens the regulation on the internet platforms, requiring that companies shall not use data and algorithms, technologies, capital advantages, platform rules and other means to engage in monopolistic conduct and also escalates the administrative penalties for monopolistic conduct and for the failure to notify the antitrust agencies on proposed transactions that will lead to concentration of businesses. The State Council Antitrust Enforcement Agency may order to reinstate the original status prior to the concentration and impose a fine on the operators. Since such provisions are relatively new, uncertain still remains as to the interpretation and implementation of such laws and regulations. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If the antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination or we would be required to return any amounts which were held in the trust account to our shareholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction. Since our initial business combination period is within 18 months from the closing of our IPO, and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination within 18 months from the closing of our IPO. In that event, we may be required to liquidate.

Our business may become subject to various government regulations and regulatory oversight in China. If we do not receive, complete, or maintain necessary approvals or filings, or we inadvertently conclude that such approvals or filings are not required, or there is a change in the applicable laws, regulations, or interpretations such that we need to make filings or obtain approvals in the future, it may have a material adverse effect on our business and results of operations, significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

As we do not have any operations in China other than the limited activities relating to preparing for our IPO and searching for a business combination opportunity subsequent thereto, we believe that we are not required to obtain any material licenses or approvals.

However, the relevant PRC government agencies could reach a different conclusion, and we could be required to obtain such approvals in connection with a potential business combination. If we (i) do not receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, the relevant governmental authorities would have broad discretion in dealing with such violation, including levying fines, confiscating our income, revoking our business licenses or operating licenses, discontinuing or placing restrictions or onerous conditions on our operations, requiring us to undergo a costly and disruptive restructuring, restricting or prohibiting our use of proceeds from our IPO to finance our business and operations, and taking other regulatory or enforcement actions that could be harmful to our business.

Any of these actions could cause significant disruption to our business operations and severely damage our reputation, which would in turn materially and adversely affect our business, financial condition and results of operations. If any or all of the foregoing were to occur, it may significantly limit or completely hinder our ability to complete our IPO or cause the value of our securities to significantly decline or become worthless. Moreover, we might not be able to complete our IPO, list our securities on a U.S. exchange, consummate the initial business combination, or continue to offer securities to investors, which would also materially affect the interests of investors and cause the value of our securities to significantly decline or be worthless.

U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of the combined company’ operations within China.

The SEC, the U.S. Department of Justice, the PCAOB, and other U.S. authorities may have difficulties in bringing and enforcing actions against the combined company or its directors or executive officers in China following the business combination. Shareholder claims that are common in the United States, including securities law class actions and fraud claims, generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the local authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the United States has not been efficient in the absence of mutual and practical cooperation mechanism. According to Article 177 of the PRC Securities Law which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the PRC. Accordingly, without the consent of the competent PRC securities regulators or other relevant authorities, no entity or individual may provide any documents and materials relating to securities business activities to foreign entities or government agencies.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in China against us or our management and directors based on foreign laws. It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China.

Most of our directors and officers have ties to mainland China and/or Hong Kong. Among other aspects, most of our directors have spent a significant portion of their career in mainland China and/or Hong Kong. See “Management and Advisory Board” for detailed disclosure of the biographies of our directors and officers as well as their ties to mainland China and Hong Kong. In addition, following completion of an initial business combination, we may remain a company incorporated under the laws of the Cayman Islands, and some of the post-combined company’s officers and directors may reside in mainland China and Hong Kong. As a result, it may be difficult for you effect service of process upon us or those persons residing in mainland China and Hong Kong. Even with service of process, it may also be difficult to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against these officers and directors in mainland China and Hong Kong.

In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of U.S. securities laws or those of any U.S. state. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the U.S. that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the U.S.

It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the authorities in China may establish a regulatory cooperation mechanism with its counterparts of another country or region to monitor and oversee cross-border securities activities, such regulatory cooperation with the securities regulatory authorities in the U.S. may not be efficient in the absence of a practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or “Article 177,” which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to foreign agencies without prior consent from the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

Exchange controls that exist in the PRC may restrict or prevent us from using the proceeds of our IPO to acquire a PRC Target Company and limit our ability to utilize our cash flow effectively following our initial business combination.

China’s State Administration of Foreign Exchange, or SAFE, promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, or Circular 59, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or Circular 45. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of banks loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether SAFE will permit such capital to be used for equity investments in the PRC in actual practice. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of SAFE Circular 19 and Circular 16 could result in administrative penalties.

As such, Circular 19 and Circular 16 may significantly limit our ability to transfer the proceeds of our IPO to a PRC target company and the use of such proceeds by the PRC target company.

In addition, following our initial business combination with a PRC Target Company, we will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the SAFE regulates the conversion of the Renminbi into foreign currencies. Currently, foreign invested enterprises (“FIE”) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following our initial business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency conversion within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE.

We cannot assure you the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use the proceeds of our IPO in an initial business combination with a PRC target company and the use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC. Nonetheless, the funds held in our trust account are not held in China, they are held in U.S. dollars in the United States with Odyssey Stock Transfer & Trust Company and therefore shareholder redemption rights would not be impacted.

Increasing oversight by the PRC government and Cyberspace Administration of China (the “CAC”) over cybersecurity and data security, particularly for companies seeking to list on a foreign exchange, could adversely impact our initial business combination, future business and any future offering of securities.

On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities and made them available to the public. These Opinions emphasized the need to strengthen the administration over illegal securities activities and supervision of overseas listings by China-based companies. These Opinions proposed to take measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies including greater cybersecurity and data privacy protection.

On July 10, 2021, the CAC published the Circular on Seeking Comments on Cybersecurity Review Measures (Revised Draft for Comments) (the “Review Measures Draft,”) which provides that, in addition to critical information infrastructure operators (“CIIOs”) that intend to purchase internet products and services, data processing operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review by the Cybersecurity Review Office of the PRC. According to the Review Measures Draft, a cybersecurity review assesses potential national security risks that may be brought about by any procurement, data processing, or overseas listing. The Review Measures Draft further requires that CIIOs and data processing operators that possess personal data of at least one million users must apply for a review by the Cybersecurity Review Office of the PRC before conducting listings in foreign countries. On December 28, 2021, CAC published the Measures for Cybersecurity Review (“CRM,”) which further restates and expands the applicable scope of the cybersecurity review. The revised CRM became effective on February 15, 2022. Pursuant to the revised CRM, if a network platform operator holding personal information of over one million users seeks for foreign listing, it must apply for the cybersecurity review, and operators of critical information infrastructure purchasing network products and services are also obligated to apply for the cybersecurity review for such purchasing activities. In addition, the revised CRM empowers the cybersecurity review office to initiate cybersecurity review when they believe any particular data processing activities affect or may affect national security. Compliance or failure to comply with such laws could increase the costs of our products and services, could limit their use or adoption, and could otherwise negatively affect our operating results and business.

As of the date of this Annual Report, we do not identify ourselves as a CIIO. As these regulations were newly issued and the governmental authorities may further enact detailed rules or guidance with respect to the interpretation and implementation of such regulations, it remains unclear whether we will be identified as a CIIO. Subsequent to our initial business combination, we, or our post-combination entity may be identified as a CIIO, and as such, our business activities could become subject to the regulatory framework of Chinese law. Many of these laws and regulations are subject to change and uncertain interpretation. Failure to comply with existing or future laws and regulations related to cybersecurity, information security, privacy and data protection could lead to government enforcement actions, which could include civil or criminal fines or penalties, investigation or sanction by regulatory authorities, private litigation, other liabilities, and/or adverse publicity. Compliance or failure to comply with such laws could increase the costs of our products and services, could limit their use or adoption, and could otherwise negatively affect our operating results and business.

There remains uncertainty as to how the above-mentioned initiatives will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or further detailed implementation and interpretation related thereto. As we do not have any assets or operations at this time in PRC, we may become subject to such processes, procedures and reviews following an initial business combination with a PRC entity. We will take all reasonable measures and actions to comply with any such laws, regulations or rules that are or come into effect, and to minimize the adverse effect of such laws on us. We cannot guarantee, however, that we will not be subject to cybersecurity review in the future. During such review, we may be required to suspend our operation or experience other disruptions to our operations. Cybersecurity review could also result in negative publicity with respect to our Company and diversion of our managerial and financial resources, which could materially and adversely affect our business, financial conditions, and results of operations. Furthermore, if any such new laws, regulations, rules, or implementation and interpretation require cybersecurity review and clearance or other specific actions to be completed by a potential acquisition target based in the PRC, we may face delays and uncertainties as to whether such clearance can be obtained within the completion window for our initial business combination, and we may be prevented from pursuing certain investment opportunities as a result thereof. In anticipation of the strengthened implementation of cybersecurity laws and regulations and the continued expansion of our business, we face potential risks if we provide or are deemed to provide network products and services to CIIOs, or we are deemed as a CIIO under the PRC cybersecurity laws and regulations. In such case, we would be required to follow the relevant cybersecurity review procedures and could be subject to cybersecurity review by the CAC and other relevant PRC regulatory authorities.

For the further purposes of regulating data processing activities, safeguarding data security, promoting data development and utilization, protecting the lawful rights and interests of individuals and organizations, and maintaining national sovereignty, security, and development interests, the Standing Committee of the National People’s Congress of China, or the SCNPC, published the Data Security Law, which took effect on September 1, 2021. The Data Security Law introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it may cause to national security, public interests, or legitimate rights and interests of individuals or organizations if such data are tampered with, destroyed, leaked, illegally acquired or illegally used. The appropriate level of protection measures is required to be taken for each respective category of data. Moreover, the Data Security Law provides a national security review procedure for those data activities which affect or may affect national security and imposes export restrictions on certain data and information. In addition, the Data Security Law also provides that any organization or individual within the territory of the PRC shall not provide any foreign judicial body and law enforcement body with any data without the approval of the competent PRC governmental authorities.

In light of recent events indicating greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, some internet and technology companies, may not be willing to list on a U.S. exchange or enter into a definitive business combination agreement with us. Further, we may also have to avoid a business combination with a company with more than one million users’ personal information in China due to the limited timeline for us to complete a business combination.

Companies in China are subject to various risks and costs associated with the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. This data is wide ranging and relates to our investors, employees, contractors and other counterparties and third parties. If we decide to initiate a business combination with a company in China, our compliance obligations include those relating to the Data Protection Act (As Revised) Cayman Islands and the relevant PRC laws in this regard. Non-compliance could result in penalties, delays affecting our ability to timely consummate a business combination, or other significant legal liabilities.

These PRC laws apply not only to third-party transactions, but also to transfers of information between a holding company and its subsidiaries. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. These laws may have a material adverse effect on companies in the PRC being willing to complete a business combination with us, may make it more difficult for us to identify a PRC based company with which to consummate a business combination, and may materially narrow the selection of companies available in the PRC from which we could otherwise complete a business combination without material adverse effects in the absence of the CAC data security restrictions, rules, and regulations.

If we select an initial business combination with a PRC Target Company, the approval of the Cybersecurity Review Office, the Central Cyberspace Affairs Commission and/or other PRC authority may be required for our initial business combination under PRC law.

In April 2020, the CAC and certain other PRC regulatory authorities promulgated the Measures for Cybersecurity Review, which requires that operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On January 4, 2022, the CAC, in conjunction with 12 other government departments issued the New Measures for Cybersecurity Review (the “New Measures.”) The New Measures, which became effective on February 15, 2022, amends the Measures for Cybersecurity Review (Draft Revision for Comments) released on July 10, 2021. The New Measures require that certain operators of data processing activities that affect or may affect national security or that handle personal information of more than one million users must apply for cybersecurity review to the Cybersecurity Review Office when they go public abroad. The PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals that carry out data activities, provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. On August 20, 2021, the Standing Committee of the People’s Congress promulgated the PRC Personal Information Protection Law (the “PIPL”), which took effect on November 1, 2021. The PIPL sets out the regulatory framework for the handling and protection of personal information and the transmission of personal information overseas. If our PRC Target Company involves collecting and retaining internal or customer data, such target might be subject to the relevant cybersecurity laws and regulations, including the PRC Cybersecurity Law and the PIPL, and the cybersecurity review before effecting an initial business combination. The cybersecurity review might impact the timetable of our initial business combination and the certainty of our initial business combination, if the target company we have identified is subject to the aforementioned cybersecurity related laws and regulations.

Risks Relating to our Management Team

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) that we will be able to locate a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. In the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful. You should not rely on the historical record of the performance of our management team’s or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider an initial business combination outside of our management’s areas of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our IPO than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue an initial business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors and the members of our advisory board. We believe that our success depends on the continued service of our officers, directors and members of our advisory board, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors, for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our IPO and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present an initial business combination opportunity to such entity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law, we renounce any interest or expectancy of us in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. In addition, our co-sponsors and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of our IPO and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our co-sponsors and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Members of our management team have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team have had significant experience as founders, board members, officers, executives or employees of other companies. As a result of their involvement and positions in these companies, certain of those persons have been, are or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Individual members of our management team and board of directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our co-sponsors, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing an initial business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our co-sponsors, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our co-sponsors, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our co-sponsors, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our co-sponsors, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our co-sponsors, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our IPO, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our IPO, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our IPO, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of an initial business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

We may engage one or more affiliates of our co-sponsors, officers or directors or their respective affiliates to provide additional services to us after our IPO, which may include acting as financial advisor in connection with an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our IPO, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more affiliates of our co-sponsors, officers or directors or their respective affiliates to provide additional services to us after our IPO, including, for example, identifying potential targets or providing financial advisory services. We may pay such affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. Any such affiliates’ financial interests tied to the consummation of an initial business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with advising on, sourcing and consummating of an initial business combination.

Since our co-sponsors, non-sponsor managing members, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On December 5, 2024, Cayman Sponsor paid $25,000 to cover certain expenses on our behalf in consideration of 4,312,500 founder shares for a purchase price of approximately $0.006 per share. On June 30, 2025, Cayman Sponsor forfeited for no consideration 95,833 Class B ordinary shares, resulting in 4,216,667 founder shares held by Cayman Sponsor. On June 30, 2025, Cayman Sponsor transferred 1,852,000 founder shares to Delaware Sponsor for $11,112, or $0.006, resulting in Cayman Sponsor holding 2,364,667 founder shares and Delaware Sponsor holding 1,852,000 founder shares. Prior to the initial investment in the company of $25,000 by Cayman Sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. Simultaneously with the closing of our IPO, the Company consummated the sale of 408,000 private placement units at a price of $10.00 per unit, in a private placement to the Company’s co-sponsors and BTIG, LLC. Of those 408,000 private placement units, Cayman Sponsor purchased 50,000 units, Delaware Sponsor purchased 231,500 units, and BTIG purchased 126,500 units.

The founder shares will be worthless if we do not complete an initial business combination. The private placement units will also be worthless if we do not complete our initial business combination.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the completion window nears, which is the deadline for our completion of an initial business combination.

Our letter agreement with our co-sponsors, officers and directors may be amended without shareholder approval.

Our letter agreement with our co-sponsors, officers and directors contain provisions relating to transfer restrictions of our founder shares and private units, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval. While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

The ownership interest of our co-sponsors may change, and our co-sponsors may divest their ownership interest in us before identifying a business combination, which may deprive us of key personnel.

Delaware Sponsor is a limited liability company of which Cayman Sponsor is the managing member and holds voting and investment discretion with respect to the founder shares held of record by Delaware Sponsor, and any our officers or directors may, in the future, although there is no present intent to do so, own individual economic interests in Cayman Sponsor. However, there is no contractual restriction on Cayman Sponsor’s ability to share, sell or otherwise dispose of part or all of the interests in Cayman Sponsor or held by Cayman Sponsor. As a result, there is a risk that Delaware Sponsor (or Cayman Sponsor) may divest its (or Cayman Sponsor’s or our officers’ and directors’) ownership or economic interests in us or in the Cayman Sponsor before a business combination target is identified, including through the ability to transfer the founder shares, subject to the restrictions contained in the letter agreement, which would likely result in the Company’s loss of certain key personnel, including Shibin Wang, Lyle Wang, Houston Li and Richard Li. In addition, there can be no assurance that any replacement sponsor, key personnel or advisors would successfully identify a business combination target for us or, even if one is one so identified, successfully complete such business combination

The securities held by Delaware Sponsor are expected to only be distributed directly to the members of the Delaware Sponsor upon the consummation of our initial business combination, provided that such members agree to become subject to the applicable transfer restrictions with respect to such securities, including the letter agreement. Indirect transfers of the securities held by the Delaware Sponsor, such as to another member of Delaware Sponsor or their affiliate, a family member or a new member of the sponsor, may be permitted with the prior consent of Cayman Sponsor, the manager of Delaware Sponsor, so long as such transfer complies with the applicable transfer restrictions with respect to such securities described in the table above to the same extent as the party originally subject to such restrictions.

While non-managing members will not be a direct party to the letter agreement discussed, as a result of their ownership of membership interests in Delaware Sponsor, they will be bound by the restrictions set forth above with respect to their allocated founder shares, the private placement units and securities underlying the private placement units (including the restriction on transfer of their membership interests because the letter agreement prohibits indirect transfers). However, the non-managing sponsor investors will not be subject to transfer restrictions or a lock-up agreement on any public units, public Class A ordinary shares or public warrants that they may purchase in our IPO pursuant to the expressions of interest described herein or thereafter.

Risks Relating to our Securities

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or at a price which approximates the per-share amounts in our trust account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, public shareholders may be forced to wait beyond the completion window before they receive funds from our trust account. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Each of our Class A ordinary shares, warrants and our units have been approved for listing on Nasdaq. Although after giving effect to our IPO we meet the minimum initial listing standards set forth in Nasdaq listing standards, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and we must have 400 round lot holders of our Class A ordinary shares upon the consummation of our initial business combination. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units are and eventually our Class A ordinary shares and warrants will be listed on Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are pre-empted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

We have registered the Class A ordinary shares issuable upon exercise of the warrants issued in our initial public offering because the warrants will become exercisable 30 days after the completion of our initial business combination, which may be within one year of our IPO. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a post-effective amendment to the registration statement used in our initial public offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A ordinary shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial shareholders and holders of our private placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our IPO, our initial shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, holders of our private placement units, private placement shares, private placement warrants and their permitted transferees can demand that we register the private placement units, private placement shares, private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such shares, warrants or the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement units, private placement shares, private placement warrants and the Class A ordinary shares issuable upon exercise of such private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude.

This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders, holders of our private placement units or holders of our working capital units (if any) or their respective permitted transferees are registered.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of the date this Annual Report, there are 486,942,000 and 45,783,333 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are (unless otherwise provided in our initial business combination agreement) automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, and may be converted at any time prior to our initial business combination, at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association. As of the date of this Annual Report, there are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional securities (other than the Class A ordinary shares issued upon conversion of the Class B ordinary shares) that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in our IPO;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, and may be converted at any time prior to our initial business combination, at the option of the holder, on a one-for-one basis (unless otherwise provided in our initial business combination agreement), subject to adjustment for share sub-divisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 25% of the total number of Class A ordinary shares outstanding after such conversion, including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of an initial business combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement units issued to Cayman Sponsor or our officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Odyssey Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least a majority of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per Class A ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (iii) the Market Value of our Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem all of the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A ordinary shares and equity-linked securities for capital raising purposes in connection with the closing of our initial business combination) on each of 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS,”) or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.” Our co-sponsors are currently controlled by Richard Li, a Hong Kong citizen and a Hong Kong resident, and own approximately 26.04% of our outstanding shares as of the date of this Annual Report. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review.

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our warrants will be worthless.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 6,325,000 Class A ordinary shares as part of our initial public offering. Additionally, we issued in a private placement an aggregate of 408,000 private placement units, which include private placement warrants to purchase an aggregate of 204,000 Class A ordinary shares at $11.50 per share. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 150,000 private placement units, at the price of $10.00 per unit. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Class A ordinary shares at such time is substantially less than $10.00 per share.

As of the date of this Annual Report, our co-sponsors and sponsor non-managing members will have invested in us an aggregate of $2,840,000, comprised of the $25,000 purchase price for the founder shares and the $2,815,000 purchase price for the private placement units. Even if the trading price of our Class A ordinary shares was as low as approximately $0.67 per share, and the private placement units were worthless, the value of the founder shares would be greater than our co-sponsors’ initial investment in us. As a result, our co-sponsors are, and our sponsor non-managing members are, likely to be able to recoup their investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in Cayman Sponsor and controls Delaware Sponsor, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination. In addition, our sponsor non-managing members) may have different interests than other public shareholders due to their additional upfront investment in the company and their membership interests in Delaware Sponsor.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

Holders of Class A ordinary shares will not be entitled to vote on continuing our company in a jurisdiction outside of the Cayman Islands.

Holders of Class A ordinary shares will not be entitled to vote on continuing our company in a jurisdiction outside of the Cayman Islands prior to the closing of a business combination.

Our warrant agreement designates the courts of the State of New York located in the County of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our public warrants, as applicable, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York located in the County of New York or the United States District Court for the Southern District of New York, (ii) in each case we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Investors cannot waive compliance with U.S. federal securities laws and the rules and regulations thereunder as a result of these exclusive forum provisions.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants, as applicable, shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, as applicable, is filed in a court other than a court of the State of New York located in the County of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, as applicable, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions, and (y) having service of process made upon such warrant holder in any such action brought in such court to enforce the forum provisions by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Warrant holders who are unable to bring their claims in the judicial forum of their choosing may be required to incur additional costs in pursuit of actions which are subject to our choice-of-forum provisions. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Ogier, our Cayman Islands legal counsel, that there is uncertainty as to whether the courts of the Cayman Islands would (i) recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) entertain original actions brought in the Cayman Islands against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States. There is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, although the courts of the Cayman Islands will in certain circumstances recognize and enforce such foreign money judgment without re-examination or relitigation of matters adjudicated upon, provided that (1) the U.S. court issuing the judgment is of competent jurisdiction; (2) the U.S. Judgment is final and imposes on the judgment debtor a liability to pay a liquidated sum; (3) the judgment given by the U.S. Court was not in respect of taxes or a fine or penalty or similar fiscal or revenue obligation of the company; (4) in obtaining judgment there was no fraud on part of the person in whose favor judgment was given or on part of the court; and (5) recognition or enforcement of the judgment would not be contrary to public policy or natural justice in the Cayman Islands. A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

General Risk Factors

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by the occurrence of a natural disaster.

Our business could be adversely affected by severe weather conditions and natural disasters. Any of such occurrences could cause severe disruption to our daily operations, and may even require a temporary closure of our operations across one or more markets. Such closures may disrupt our business operations and adversely affect our business, financial condition and results of operations. Our operations could also be disrupted if our third-party service providers, business partners or acquisition targets were affected by such natural disasters. If the disruptions posed by such events continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

An investment in our securities could result in uncertain U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary shares and the one-half of a warrant included in each unit could be challenged by the IRS or courts. In addition, the U.S. federal income tax consequences of a cashless exercise of warrants is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our Class A ordinary shares suspend the running of a U.S. Holder’s (as defined in section titled “Taxation — United States Federal Income Tax Consideration — U.S. Holders”) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when acquiring, owning or disposing of our securities.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act and our amended and restated memorandum and articles of association, reincorporate in or transfer by way of continuation to the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or, in the case of a transparent entity, in which its members are resident. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals to or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a blank check company with no business operations. Since the IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. We depend on the digital technologies of third parties, and any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data and could have a material adverse effect on our business, financial condition or reputation. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. Our management will promptly report to the board of directors on incidents of material cybersecurity risks facing us and any third parties and the measures that may be taken to mitigate such risks. As of the date of this annual report, we have not encountered any cybersecurity incidents that have materially affected, or that we believe are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. We do, however, face risks from cybersecurity threats.

Item 2. Property

We currently maintain our executive offices at 5 Shenton Way, UIC Building #12-01,Singapore, 068808and our telephone number is (65) 9851 8611. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on NASDAQ under the symbols “CHECU,” “CHEC” and “CHECW,” respectively. Our units commenced public trading on September 17, 2025. Our Class A ordinary shares and warrants comprising the units began separate trading on November 11, 2025.

(b) Holders

Although there are a larger number of beneficial owners, as of March 22, 2026, there was one holder of record of our Public Units, three holders of record of our Private Placement Units, one holder of record of our Class A common stock, two holder of record of our Founder Shares, and one holder of record of our Public Warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On December 5, 2024, we issued 4,312,500 founder shares to Cayman Sponsor for $25,000. On September 17, 2025, concurrently with the closing of the IPO, our co-sponsors and the underwriter purchased an aggregate of $4,080,000 SPAC Private Placement Units at a price of $10.00 per unit, generating gross proceeds of $4,080,000. Of those 408,000 Private Placement Units, the co-sponsors purchased 281,500 Private Placement Units and the Underwriter purchased 126,500 Private Placement Units. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

Of the proceeds we received from the IPO and the exercise of over-allotment option by underwriters as well as the sale of the private placement units, a total of $126,500,000, including $5,060,000 of deferred underwriting commissions and after deducting of the other underwriting commissions and expenses for the IPO, was placed in the trust account with Odyssey Transfer & Trust Company acting as trustee.

There has been no material change in the planned use of proceeds from such use as described in our prospectus filed with the SEC on September 17, 2025 pursuant to Rule 424b(4).

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 4, 2024 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net income of $1,088,407, which consists of interest earned on cash held in the Trust Account of $1,370,085, partially offset by operating costs of $281,678.

For the period from June 4, 2024 (inception) through December 31, 2024, we had a net loss of $32,592, caused by the formation, general, and administrative costs.

Liquidity and Capital Resources

For the year ended December 31, 2025, net cash used in operating activities was $189,897. Net income of $1,088,407 was impacted by interest earned on cash held in Trust Account of $1,370,085 and payment of formation, general, and administrative costs through promissory note of $172,179. Changes in operating assets and liabilities used $80,398 of cash in operating activities.

For the period from June 4, 2024 (inception) through December 31, 2024, net cash used in operating activities was $0. Net loss of $32,592 was impacted by formation, general, and administrative costs paid through promissory note – related party of $10,420. Changes in operating assets and liabilities provided $22,172 of cash from operating activities.

As of December 31, 2025, we had cash held in the Trust Account of $127,870,085 (including approximately $1,370,085 of interest income) consisting of cash held in a saving account. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $696,825, working capital of $630,051, accumulated deficit of $4,430,412, shareholders’ deficit of $4,429,949. For the year ended December 31, 2025, net cash used in operating activities was $189,897. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, the co-sponsors, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that an initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, management has determined that if the Company is unable to complete an initial Business Combination within the Combination Window, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 17, 2027. The Company cannot assure its shareholders that its plans to raise capital or to consummate an initial Business Combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters were entitled to the Up Front Fee paid in cash at the closing of the Initial Public Offering. Additionally, the underwriters were entitled to the Deferred Underwriting Commission payable in cash upon the closing of an initial Business Combination. The Deferred Underwriting Commission is conditioned on the completion of an initial Business Combination. The underwriters’ financial interests tied to the consummation of an initial Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to the Company, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination. The underwriters are under no obligation to provide any further services to the Company in order to receive all or any part of the Deferred Underwriting Commissions.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

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

We do not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7.A. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers:

Name	Age	Position
Shibin Wang	49	Chief Executive Officer and Chairman of the Board of Directors
Lyle Wang	27	Chief Financial Officer and Director
Houston Li	25	Chief Operating Officer
Kwan Sun	62	Independent director
Qingjian Wang	45	Independent director
Ningrong Liu	61	Independent director

Below is a summary of the business experience of each our executive officers and directors:

Dr. Shibin Wang, our Chief Executive Officer and Chairman of the Board of Directors, has over 20 years of experience in sales and trading of structured financial products, cross-border financing and other capital market activities. Over such period, his clients or counterparts have included major banks (China Development Bank, Industrial and Commercial Bank of China, Agriculture Bank of China and China Construction Bank), leading organizations (China National Offshore Oil Corporation and GCL-Poly Energy) and leading private equity firms (Hillhouse Capital and Greenwoods Asset Management). Dr. Wang served as the chairman of the board of Chenghe Acquisition II Co. from April 2024 to August and as its CEO from January 2025 to August 2025. Dr. Wang has served as a co-founder business of Hong Kong Digital Asset Ex Ltd. (or “HKbitEX”), a regulated digital asset exchange in Hong Kong dedicated to providing a regulatory-compliant and safe digital asset spot trading and over-the-counter trading services to professional investors in Asia, since December 2018, and has served as the chief executive officer and a board member of HKbitEX since April 2019. Under Dr. Wang’s leadership, the company was among the first organizations in Asia-Pacific to apply for a virtual asset trading platform license from the Securities and Futures Commission in Hong Kong and was recognized as one of China’s top 50 fintech companies in the “2020 KPMG China Fintech 50.”

Dr. Wang also served as the CEO and director of Chenghe Acquisition Co. from April 2022 to February 2024 and the chairman of the board of Chenghe Acquisition I Co. from October 2023 to January 2025. In 2018, Dr. Wang advised the Intelligent Investment Chain Foundation on funding and ecosystem development. The Intelligent Investment Chain Foundation is a decentralized virtual asset management application developed based on Ethereum smart contracts with an ecology including quantitative funds, cross-chain wealth management wallets and media. Dr. Wang’s served Oriental Patron Financial Group as chief marketing officer from 2016 to 2018, during which he led the company’s blockchain initiatives and fintech investments. Under Dr. Wang’s leadership, Oriental Patron made investments in DIDI Chuxing and CarbonX, organized a number of forums with leading institutions as well as established the Renminbi-denominated Fintech/Internet Plus fund, with Renminbi 3 billion of assets under management, in collaboration with Magnetic Capital in Shanghai. Dr. Wang was an executive director and head of China structure solutions at Deutsche Bank Hong Kong from 2010 to 2016. Prior to that, he worked at FICC Goldman Sachs from 2008 to 2010 and at China Development Bank managing a fixed-income portfolio from 2003 to 2008. Dr. Wang obtained a bachelor’s degree in international trading from Dongbei University of Finance & Economics, as well as a Master’s degree in finance and a Ph.D. in economics, both from the Finance Institute of the People’s Bank of China.

Lyle Wang, our Chief Financial Officer and member of our board of directors, has considerable experience in finance and investment. Mr. Wang served as the CFO of Chenghe Acquisition II Co. from April 2024 to August 2025 and as one of its directors from January 2025 to August 2025. He has also served as a member of Chenghe Group’s investment team since March 2023. Additionally, Mr. Wang served as the CFO of Chenghe Acquisition I Co. from June 2024 to January 2025. Mr. Wang obtained a bachelor’s degree in engineering from Northwestern Polytechnical University and a master’s degree in finance from The University of Hong Kong. Prior to joining Chenghe Group, Mr. Wang served as a client manager of retail finance department at China Merchants Bank. Mr. Wang has in-depth knowledge of financial products and market analysis.

Houston Li, our Chief Operating Officer, has a background focusing on international investments. He has served as an Associate of Chenghe Group’s investment team since July 2024 and has served as an Associate at CBC Securities since October 2024. Mr. Houston Li obtained a Bachelor of Science in Applied Mathematics-Economics from Brown University. Prior to joining Chenghe Group, Mr. Houston Li served as an executive on the fund placement team at Campbell Lutyens from August 2023 to July 2024 and interned in the investment banking division at Morgan Stanley from June 2022 to August 2022. Houston Li is the son of Richard Li, who is the controlling shareholder of Cayman Sponsor, which is also the manager of Delaware Sponsor.

Kwan Sun is one of our independent directors. Mr. Sun founded Millburn Advisory LLC, a real estate fund manager, in 2018 and has served as its managing partner since then. From 2015 to 2018, Mr. Sun served as the vice chairman of Nan Fung Group’s U.S. businesses to help develop Nan Fung Group’s U.S. real estate business. Mr. Sun served as a director at Deutsche Bank in the structured products department from 1997 to 2003, and as a director at Morgan Stanley in the structured products department from 2003 to 2007. Thereafter, Mr. Sun served as a managing director at Deutsche Bank in the structured products department from 2007 to 2009 and as a managing director at Morgan Stanley in the investment banking department from 2009 to 2014. Prior to joining Deutsche Bank in 1997, he served as a vice president of the capital markets department of Merrill Lynch, where he focused on trading fixed income derivatives. He was employed at Merrill Lynch from 1992 to 1997. Mr. Sun served as a director of Chenghe Acquisition Co. starting in April 2022, and Chenghe Acquisition Co. subsequently changed its name to Semilux International Ltd after its business combination in February 2024. Mr. Sun served as a director at Semilux International Ltd until May 2025. Mr. Sun served as a director of Chenghe Acquisition II Co. from June 2024 to August 2025. Mr. Sun served as a director of Chenghe Acquisition I Co. from October 2023 to January 2025. Mr. Sun graduated with a bachelor’s degree from Ohio State University. We believe Mr. Sun is qualified to serve as a director because of his extensive and relevant business experience across a range of positions, markets, and fields.

Qingjian Wang is one of our independent directors. Qingjian Wang has served as a partner at Haiwen & Partners LLP since 2018 and has served as its managing partner since February 2022. In addition, Mr. Wang has served as the sole director of Jabez Capital Limited since June 2020. Mr. Wang has nearly 20 years of legal experience, focusing on investment funds, private equity, and venture capital investments. Before joining Haiwen & Partners LLP, he practiced law at Debevoise & Plimpton from 2016 to 2018 and at O’Melveny & Myers from 2004 to 2016. Mr. Wang earned an LLB degree from Shanghai Fudan University in 2004 and an LLM degree from the University of California, Berkeley in 2009. He is admitted to practice law in Hong Kong and New York and has passed the PRC bar examination. We believe Mr. Wang is qualified to serve as a director due to his extensive legal expertise spanning Hong Kong, the United States, and the PRC, particularly in investment funds, private equity, and venture capital investments. His experience in navigating complex cross-border legal and compliance matters will provide valuable insights and strategic guidance to the company.

Ningrong Liu is one of our independent directors. Ningrong Liu has served as an Associate Vice President at The University of Hong Kong since September 2022. Additionally, Mr. Liu has served as an Associate Professor and Assistant Professor at The University of Hong Kong since September 2000 and began serving as a Professor in September 2022. Since July 2010, Mr. Liu has served as a Director at the Institute for China Business at The University of Hong Kong. From July 2015 to August 2022, Mr. Liu served as the Deputy Director of Business and China at The University of Hong Kong School of Professional and Continuing Education. From February 2010 to July 2015, Mr. Liu served as the Associate Director at The University of Hong Kong School of Professional and Continuing Education. Mr. Liu served as an Assistant Director of the Journalism and Media Studies Centre at The University of Hong Kong from April 2000 to September 2000. Mr. Liu earned a Bachelor of Arts in Chinese Language & Literature from Nankai University in 1984, a Master’s of Communications from Indiana University Bloomington in 1995, and a Doctor of Education in Education Management from the University of Bristol in 2007. We believe Mr. Liu is qualified to serve as a director due to his extensive academic and leadership experience, including over two decades of service at The University of Hong Kong in various senior roles, and his broad expertise in education management, business, and communications.

Advisory Board

We have established an advisory board, the role and functions of which will be determined by the board of directors from time to time. We currently expect our advisory board to, upon the request of the directors, provide its business insights (i) in sourcing potential business combination targets, (ii) when we assess potential business combination targets and (iii) as we work to create additional value in the business or businesses that we acquire. The role of the advisory board is consultative in nature to support our directors and officers in operating our business, and it will not perform managerial board or committee functions. Members of the advisory board will not be subject to the fiduciary requirements to which our board of directors are subject, nor will advisory board members have any internal voting or decision making role, or any authority to act on our behalf. The board of directors is not required to follow any advice, comments or recommendations of the advisory board in relation to the matters described herein. We have not entered into any agreements governing our relationship with any members of our advisory board, and we may modify or expand our roster of advisory board members as we source potential business combination targets or work to create value in the business or businesses that we acquire.

Richard Li currently serves on our advisory board and is the chairman of the advisory board.

Richard Qi Li has more than two decades of experience in the financial service industry. Until February 2021, Mr. Li had been, from 2017, the Chief Investment Officer and, from 2019, the Chief Operating Officer of China Great Wall AMC (International) Holdings Company Limited and, from 2018, the Chief Executive Officer of Great Wall Pan Asia Asset Management Ltd., both subsidiaries of China Great Wall Asset Management Co. Ltd., a leading asset management company based in China. Mr. Li was previously a managing director and the head of China securities at Goldman Sachs Asia, and a managing director and the head of North Asia capital markets and treasury solutions at Deutsche Bank Hong Kong. Prior to joining Deutsche Bank, Mr. Li worked at Merrill Lynch, the World Bank, and the Ministry of Finance of the PRC. Since April 2021, Mr. Li served as the Chief Executive Officer and director of HH&L Acquisition Co., a New York Stock Exchange-listed blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. From April 2022 to February 2024, he also served as Chairman of Chenghe Acquisition Co., a NASDAQ-listed blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. He also served as the chairman of the advisory board of Chenghe Acquisition I Co. and Chenghe Acquisition II Co.

Mr. Li has worked with or advised many financial institutions in Greater China on capital markets activities, sales and trading of fixed income products and structured equities, investment, risk management, and/or building up trading or asset management platforms. His clients or counterparts have included leading sovereign wealth funds (State Administration of Foreign Exchange and China Investment Corporation), large banks (Bank of China, Industrial and Commercial Bank of China, Agricultural Bank of China, China Construction Bank and China Merchants Bank), insurers (China Life, PICC, Ping An Insurance) and asset managers (National Social Security Fund, China Asset Management and Harvest Fund). Mr. Li also advised Shanghai Pudong Development Bank in connection with the formation of a business alliance and the establishment of a credit card joint venture with Citibank in 2002. In addition, Mr. Li’s experience includes investment in Meituan Dianping, one of China’s top-tier e-commerce companies, We Doctor Holdings Limited, one of China’s top-tier online healthcare companies, Biotest AG, a Germany-based blood plasma products marker, and Bio Products Laboratory Ltd., a UK-based plasma biotherapeutics company. He has also been involved, as either an investor or an advisor, in investments in the consumer, energy and real estate sectors in Asia and globally. Mr. Li also has experience leading several significant capital raising transactions.

Mr. Li obtained a bachelor’s degree in mathematics and a master’s degree in economics from Nankai University in China and a master of business administration from Columbia Business School. He was also a visiting scholar at Harvard University in 2019.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Kwan Sun, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Ningrong Liu and Qingjian Wang, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Dr. Shibin Wang and Lyle Wang, will expire at the third annual general meeting.

Only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to or in connection with the completion of our initial business combination. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association relating to the rights of holders of Class B ordinary shares to appoint directors may be amended by a special resolution passed by at least 90% of such members as, being entitled to do so, vote in person or by proxy at a general meeting, or by way of unanimous written resolution.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq rules and applicable SEC rules prior to completion of the initial public offering. Our board of directors has determined that each of Kwan Sun, Qingjian Wang and Ningrong Liu is an “independent director” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Both our audit committee and our compensation committee will be composed solely of independent directors. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that will be approved by our board and will have the composition and responsibilities described below. The charter of each committee are available on our website.

Audit Committee

We have established an audit committee of the board of directors. Kwan Sun, Qingjian Wang and Ningrong Liu serve as members, and Kwan Sun serve as the Chairman of the audit committee. Each of Kwan Sun, Qingjian Wang and Ningrong Liu is independent of and unaffiliated with our co-sponsors and our underwriters. Under Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent.

Each member of the audit committee is financially literate and our board of directors has determined that Kwan Sun qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent auditors’ internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditors, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Kwan Sun, Qingjian Wang and Ningrong Liu serve as members, and Qingjian Wang serve as the chairman of the compensation committee. Each of Kwan Sun, Qingjian Wang and Ningrong Liu is independent of and unaffiliated with our co-sponsors and our underwriters.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to Cayman Sponsor of $15,000 per month, for up to 18 months, for office space, utilities, and secretarial and administrative services and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. Kwan Sun, Qingjian Wang and Ningrong Liu serve as members, and Qingjian Wang serve as the chairman, of the nominating and corporate governance committee. Each of Kwan Sun, Qingjian Wang and Ningrong Liu is independent of and unaffiliated with our co-sponsors and our underwriters.

We adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter will also provide that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on its review of the copies of the Section 16(a) reports furnished to us, we believe that all individual filing requirements applicable to a director, officer, or beneficial owner of more than 10% of our common stock were complied with under Section 16(a) of the Exchange Act during the year ended December 31, 2025.

Code of Business Conduct Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Business Conduct and Ethics as an exhibit to the registration statement filed in connection with our initial public offering. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NASDAQ rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this filing or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Compensation Recovery and Clawback Policies

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if we are found to have misstated its financial results.

We have adopted the Recovery of Erroneously Awarded Compensation Policy (the “Clawback Policy”)in order to comply with the final clawback rules adopted by the SEC under the Rule, and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our board of directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

The foregoing description of the Clawback Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Clawback Policy, a copy of which is attached hereto as Exhibit 97.1 and is incorporated herein by reference.

Insider Trading Policy

The Company has adopted an insider trading policy which governs transactions in our securities by the Company and its directors, officers, employees, consultants, and contractors and is designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty to exercise powers fairly as between different sections of shareholders;

(v)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(vi)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Mr. Li, currently the sole member of the advisory board, and any future members of the advisory board are not subject to any of the fiduciary duties described above. Other than transactions disclosed herein, Mr. Li has no contractual or other obligations to perform specific duties or avoid conflicts of interest in his capacity as a member of the advisory board.

Each of our officers and directors and advisory board members presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer, director or advisory board member is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers, directors or advisory board members becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. In particular, certain members of our management team have served and/or currently serve as officers and directors of other SPACs. As a result, our co-sponsors, officers, and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Members of our management team have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a business combination and the order in which they pursue business combinations for any of their existing or future blank check companies. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. However, particularly considering that other SPACs of which members of our management have served as officers or directors have either consummated their business combinations or entered into a definitive agreement in relation thereto, we do not believe that the fiduciary duties or contractual obligations of our officers, directors or advisory board members will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Position	Entity	Entity’s Business	Affiliation with Entity
Shibin Wang	Chief Executive Officer and Chairman of the Board	Hong Kong Digital Asset Ex Ltd.	Digital Asset Exchange	Chief Business Officer
Lyle Wang	Chief Financial Officer and Director	Chenghe Group	Capital investment	Associate
Houston Li	Chief Operating Officer	CBC Securities	Capital investment	Associate
Qingjian Wang	Independent director	Jabez Capital Unlimited	Capital investment	Director

Currently, Mr. Kwan Sun and Mr. Ningrong Liu do not owe any fiduciary duties, or otherwise have any contractual obligations to any other entity.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors and advisory board members are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares prior to our IPO and purchased private placement units in a transaction that closed simultaneously with the closing of our IPO. Our co-sponsors, officers, directors and advisory board members have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Additionally, our co-sponsors, officers, directors and advisory board members have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our co-sponsors, officers, directors and advisory board members have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) six months after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, the founder shares will be released from the lockup. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers, directors and advisory board members owns ordinary shares or private units directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors and advisory board members may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors or advisory board members, as the case may be, was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our co-sponsors, officers or directors or advisory board members or completing the business combination through a joint venture or other form of shared ownership with our co-sponsors, officers or directors or advisory board members. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our co-sponsors, officers or directors or advisory board members, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Further, commencing on the date on which our securities are first listed on Nasdaq, we will also pay Cayman Sponsor $15,000 per month for office space, utilities, and secretarial and administrative services provided to us pursuant to a services agreement.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our co-sponsors, officers and directors have agreed to vote any ordinary shares owned by them, including founder shares and private placement shares, and any shares purchased during or after the offering in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the proposed business combination).

Limitation on Liability and Indemnification of Officers, Directors and Advisory Board Members

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers, directors and advisory board members, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers, directors and advisory board members to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We will enter into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We expect to purchase a policy of directors’, officers’ and advisory board members’ liability insurance that insures our officers, directors and advisory board members against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers, directors and advisory board members.

Our officers and directors and advisory board members have agreed, and we will require any future member of our advisory board to agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers, directors and advisory board members, even though such an action, if successful, might otherwise benefit us and our shareholders.

Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers, directors and advisory board members pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers, directors and advisory board members.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards to our executive officers or other employees of the Company and therefore do not have a policy regarding the timing of grants of option awards in relation to the disclosure of material non-public information by the Company.

Item 11. Executive Compensation

None of our officers or directors have received any cash or non-cash compensation for services rendered to us. Commencing on the date that our securities were first listed on NASDAQ through the earlier of consummation of our initial business combination and our liquidation, we will pay Cayman Sponsor a total of $15,000 per month for office space, administrative and support services. Our co-sponsors, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by us to our initial shareholders, officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 22, 2026, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers, directors and director nominees that beneficially own ordinary shares; and

●	all our officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

In the table below, the percentage ownership is based on 17,274,667 ordinary shares (which includes ordinary shares that are underlying the units) consisting of (i) 13,058,000 Class A ordinary shares and (ii) 4,216,667  Class B ordinary shares, issued and outstanding as of March 22, 2026. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Ordinary Shares
Sponsor, directors and officers
Chenghe Investment III Limited (our Cayman sponsor)(2)	2,414,667	(3)	13.98%
Chenghe Investment III LLC (our Delaware sponsor)(4)	2,083,500	(5)	12.06%
Shibin Wang	—		—
Lyle Wang	—		—
Houston Li	—		—
Qingjian Wang	—		—
Kwan Sun	—		—
Ningrong Liu	—		—
All executive directors and officers as a group (six individuals)			%

Other 5% or greater beneficial owners
None

(1)	Unless otherwise noted, the business address of each of the following is 5 Shenton Way, UIC Building #12-01, Singapore, 068808.

(2)	Chenghe Investment III Limited, our co-sponsor, is the record holder of the shares reported herein. Richard Li, a member of our advisory board, indirectly owns all outstanding equity interest of Cayman Sponsor and accordingly has voting and investment discretion with respect to the securities held as of record by Cayman Sponsor and may be deemed to have beneficial ownership of the securities held directly by Cayman Sponsor. Each of our officers and directors disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(3)	Includes 2,364,667Class B ordinary shares and 50,000 Class A ordinary shares.

(4)	The record holder of the shares reported herein is Chenghe Investment III LLC, our co-sponsor, of which the manager is Chenghe Investment III Limited, our co-sponsor. Richard Li, a member of our advisory board, indirectly owns all outstanding equity interest of Cayman Sponsor and accordingly has voting and investment discretion with respect to the securities held as of record by Delaware Sponsor and may be deemed to have beneficial ownership of the securities held directly by Delaware Sponsor.

(5)	Includes 1,852,000 Class B ordinary shares and 231,500 Class A ordinary shares.

Our co-sponsors, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws. Our initial shareholders have agreed (a) to vote any insider shares and public shares held by them in favor of any proposed business combination and (b) not to redeem any insider shares or public shares held by them in connection with a shareholder vote to approve a proposed initial business combination.

Our initial shareholders beneficially own 26.04% of our issued and outstanding ordinary shares. Because of this ownership block, our co-sponsors may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Transfers of Founder Shares and Private Placement Units

The founder shares, private placement units, private placement shares, private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement entered into by our initial shareholders and management team. Those lock-up provisions provide that such securities are not transferable or salable (a) in the case of the founder shares, until the earlier of: (i) six months after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and (b) in the case of the private placement units, the private placement warrants included in the private placement units, and the respective Class A ordinary shares underlying such units and warrants, until 30 days after the completion of our initial business combination except in each case (a) to our officers or directors, any affiliate or family member of any of our officers or directors, any affiliate of our co-sponsors or to any member of the co-sponsors, any of their affiliates, or any employees of the co-sponsors, any of its affiliates or any of their respective affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) by virtue of the laws of the Cayman Islands or Cayman Sponsor’s memorandum and articles of association, with respect to Cayman Sponsor, or the laws of Delaware or Delaware Sponsor’s certificate of formation, with respect to Delaware Sponsor, or the winding-up and liquidation of our co-sponsors, (g) in the event of our liquidation prior to our consummation of our initial business combination; or (h) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

The table below sets forth the material contractual terms of lock-up arrangements between us and our co-sponsors, officers and directors and other affiliates:

Lock-up under Letter Agreement with our co-sponsors, officers and directors and other affiliates

Lock-up Parties	Our initial shareholders and other holders of the subject securities listed above

Subject Securities	The founder shares, private placement units, private placement shares, private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof

Lock-up Period	● In the case of the founder shares, until the earlier of: (i) six months after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property

● In the case of the private placement units, the private placement warrants included in the private placement units, and the respective Class A ordinary shares underlying such units and warrants, until 30 days after the completion of our initial business combination

Exceptions	The above transfer restrictions are not applicable to transfers of the subject securities (a) to our officers or directors, any affiliate or family member of any of our officers or directors, any affiliate of our co-sponsors or to any member of the co-sponsors, any of their affiliates, or any employees of the co-sponsors, any of its affiliates or any of their respective affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) by virtue of the laws of the Cayman Islands or Cayman Sponsor’s memorandum and articles of association, with respect to Cayman Sponsor, or the laws of Delaware or Delaware Sponsor’s certificate of formation, with respect to Delaware Sponsor, or the winding-up and liquidation of our co-sponsors, (g) in the event of our liquidation prior to our consummation of our initial business combination; or (h) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

The co-sponsors’ membership interests (including the interests held by the non-managing members) are locked up and not transferable because the letter agreement prohibits indirect transfers.

While non-managing members will not be a direct party to the letter agreement discussed above, as a result of their ownership of membership interests in Delaware Sponsor, they will be bound by the restrictions set forth above with respect to their allocated founder shares, the private placement units and securities underlying the private placement units (including the restriction on transfer of their membership interests because the letter agreement prohibits indirect transfers).

The securities held by Delaware Sponsor are expected to only be distributed directly to the members of the Delaware Sponsor upon the consummation of our initial business combination, provided that such members agree to become subject to the applicable transfer restrictions with respect to such securities, including the letter agreement. Indirect transfers of the securities held by Delaware Sponsor, such as to another member of the Delaware Sponsor or their affiliate, a family member or a new member of the Delaware Sponsor, may be permitted with the prior consent of Cayman Sponsor, the manager of Delaware Sponsor, so long as such transfer complies with the applicable transfer restrictions with respect to such securities to the same extent as the party originally subject to such restrictions.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of our initial public offering, (ii) private placement units, which were issued in a private placement simultaneously with the closing of our initial public offering, private placement shares, private placement warrants and the Class A ordinary shares underlying such private placement warrants and (iii) private placement units that may be issued upon conversion of working capital loans will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement signed on the effective date of our initial public offering.

Pursuant to the registration rights agreement and $1,500,000 of working capital loans are converted into private placement units, we will be obligated to register up to 5,053,667 Class A ordinary shares and 279,000 warrants. The number of Class A ordinary shares includes (i) 4,216,667 Class A ordinary shares to be issued upon conversion of the founder shares, (ii) 408,000 Class A ordinary shares underlying the private placement units, (iii) 204,000 Class A ordinary shares underlying the private placement warrants, (iv) 150,000 Class A ordinary shares underlying working capital units and (v) 75,000 Class A ordinary shares underlying the working capital warrants underlying the working capital units. The number of warrants includes 204,000 private placement warrants and 75,000 warrants issued as part of the units upon conversion of working capital loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. Notwithstanding the foregoing, BTIG and/or its permitted designees may not exercise their demand and “piggy back” registration rights beyond five and seven years respectively, from the commencement of our initial public offering and may not exercise their demand rights on more than one occasion.

Equity Compensation Plans

As of December 31, 2025, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Securities Held by Our Co-Sponsors

On December 5, 2024, Cayman Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering expenses of SPAC in consideration for 4,312,500 founder shares. On June 30, 2025, Cayman Sponsor forfeited for no consideration 95,833 Class B ordinary shares, resulting in 4,216,667 founder shares held by Cayman Sponsor. On June 30, 2025, Cayman Sponsor transferred 1,852,000 founder shares to Delaware Sponsor for $11,112, or $0.006 per share, resulting in Cayman Sponsor holding 2,364,667 founder shares and Delaware Sponsor holding 1,852,000 founder shares.

On September 17, 2025, we consummated our IPO of 12,650,000 Public Units. Each Public Unit consists of one Class A Ordinary Share, and one-half of one redeemable Public Warrant, with each Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. Public Units were sold at a price of $10.00 per unit, generating gross proceeds of $126,500,000. Concurrently with the closing of our IPO, the co-sponsors and BTIG, LLC purchased an aggregate of $4,080,000 Private Placement Units at a price of $10.00 per unit, generating gross proceeds of $4,080,000.

Administrative Services Agreement

The Company entered into an agreement with Cayman Sponsor, dated September 15, 2025, to pay an aggregate of $15,000 per month for office space, secretarial, and administrative services provided to members of the Company’s management; upon completion of the initial business combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2025, the Company incurred $52,500 in fees for these services,. For the period from June 4, 2024 (inception) through December 31, 2024, no fees were incurred for these services.

Our co-sponsors, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our co-sponsors, executive officers and directors, or any of their respective affiliates may also be entitled to a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business combination. Our audit committee will review on a quarterly basis all payments that were made to our co-sponsors, officers, directors or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account, including permitted withdrawals.

Loans provided by Our Sponsor

On December 5, 2024, the Company entered into a promissory note with Cayman Sponsor, pursuant to which, Cayman Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of our IPO. The loan is non-interest bearing, unsecured and shall be payable on the earlier of: (i) December 31, 2026 or (ii) the date on which the Company consummates an initial public offering of its securities. On September 17, 2025, the Company had borrowed $255,487 under the promissory note which has been paid in full by the Company at the closing of our IPO and the borrowings under the promissory note are no longer available. As of December 31, 2025 and 2024, there was no outstanding balance under promissory note.

In addition, in order to finance transaction costs in connection with an intended initial business combination, Cayman Sponsor or an affiliate of Cayman Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. The terms of such working capital loans by Cayman Sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025 and 2024, the Company had no borrowings under any such working capital loans.

Due from Delaware Sponsor

On September 17, 2025, the Company transferred $165,000 to the Trust Account representing the aggregate private placement purchase price for 16,500 Private Placement Units purchased by the Delaware Sponsor as a result of the full exercise of the underwriters’ over-allotment option. On September 18, 2025, the Delaware Sponsor returned $165,000 to the Company.

Registration Rights Agreement

We have entered into a registration rights agreement with respect to the founder shares and private placement units, which is described under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters— Registration Rights.”

Policy for Approval of Related Party Transactions

The audit committee of our board of directors have adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act.

Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Item 14. Principal Accounting Fees and Services.

The firm of Audit Alliance LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Audit Alliance LLP for services rendered.

Audit Fees. During the year ended December 31, 2025 and for the period from June 4, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $50,000 and $70,000, respectively, for the services Audit Alliance LLP performed in connection with our Initial Public Offering, quarterly filings and the audit of our December 31, 2025 and 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2025 and for the period from June 4, 2024 (inception) through December 31, 2024, our independent registered public accounting firms fees were approximately $25,000 and $0, respectively, for services related to the issuance of consents.

Tax Fees. During the year ended December 31, 2025 and for the period from June 4, 2024 (inception) through December 31, 2024, our independent registered public accounting firms fees were approximately $0 and $0, respectively, for services related to tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and for the period from June 4, 2024 (inception) through December 31, 2024, our independent registered public accounting firms fees were approximately $136,000 and $0, respectively, for services related to other services and permitted due diligence services related to potential business combination.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 3487)	F-2
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from June 4, 2025 (Inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from June 4, 2025 (Inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from June 4, 2025 (Inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-19

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

CHENGHE ACQUISITION III CO.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 3487)	F-2
Financial Statements:
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from June 4, 2025 (Inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from June 4, 2025 (Inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from June 4, 2025 (Inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Chenghe Acquisition III Co.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Chenghe Acquisition III Co. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, shareholder’s deficit, and cash flows for the year ended December 31, 2025 and for the period from June 4, 2024 (inception) to December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from June 4, 2024 (inception) to December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Audit Alliance LLP

We have served as the Company’s auditor since 2024.

Singapore

March 25, 2026

CHENGHE ACQUISITION III CO.

BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash	$696,825	$—
Prepaid insurance	56,667	—
Prepaid expenses	55,058	25,000
Total Current Assets	808,550	25,000

Deferred offering costs	—	152,137
Cash held in Trust Account	127,870,085	—
Total Assets	$128,678,635	$177,137

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$999	$22,172
Accrued offering costs	125,000	152,137
Due to related party	52,500	—
Promissory note – related party	—	10,420
Total Current Liabilities	178,499	184,729

Deferred underwriting fee	5,060,000	—
Total Liabilities	5,238,499	184,729

Commitments

Class A ordinary shares subject to possible redemption, $0.0001 par value; 12,650,000 shares and none at redemption value of $10.11 per share and none as of December 31, 2025 and 2024, respectively	127,870,085	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024, respectively	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 408,000 shares and none issued and outstanding (excluding 12,650,000 and none shares subject to possible redemption) as of December 31, 2025 and 2024, respectively	41	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,216,667 shares issued and outstanding as of December 31, 2025 and 2024(1), respectively	422	422
Additional paid-in capital	—	24,578
Accumulated deficit	(4,430,412)	(32,592)
Total Shareholders’ Deficit	(4,429,949)	(7,592)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$128,678,635	$177,137

(1)	On June 30, 2025, Cayman Sponsor forfeited for no consideration 95,833 Class B ordinary shares resulting in 4,216,667 Founder Shares held by Cayman Sponsor including 550,000 Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. On June 30, 2025, Cayman Sponsor transferred 1,852,000 Founder Shares to Delaware Sponsor, resulting in Cayman Sponsor holding 2,364,667 Founder Shares and Delaware Sponsor holding 1,852,000 Founder Shares. All shares and per share amounts have been retroactively restated. On September 17, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 550,000 Founder Shares were no longer subject to forfeiture at the time the underwriters exercised their over-allotment option in full (see Note 5).

The accompanying notes are an integral part of these financial statements.

CHENGHE ACQUISITION III CO.

STATEMENTS OF OPERATIONS

	December 31,	For the period from June 4, 2024 (Inception) through December 31,
	2025	2024
Formation, general, and administrative costs	$281,678	$32,592
Loss from operations	(281,678)	(32,592)

Other income:
Interest earned on cash held in Trust Account	1,370,085	—

Net income (loss)	$1,088,407	$(32,592)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	3,766,731	—
Basic and diluted net income per share, Class A ordinary shares	$0.14	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares(1)	3,825,321	3,666,667
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.14	$(0.01)

(1)	On June 30, 2025, Cayman Sponsor forfeited for no consideration 95,833 Class B ordinary shares resulting in 4,216,667 Founder Shares held by Cayman Sponsor, including 550,000 Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. On June 30, 2025, Cayman Sponsor transferred 1,852,000 Founder Shares to Delaware Sponsor, resulting in Cayman Sponsor holding 2,364,667 Founder Shares and Delaware Sponsor holding 1,852,000 Founder Shares. All shares and per share amounts have been retroactively restated. On September 17, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 550,000 Founder Shares were no longer subject to forfeiture at the time the underwriters exercised their over-allotment option in full (see Note 5).

The accompanying notes are an integral part of these financial statements.

CHENGHE ACQUISITION III CO.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND FOR THE PERIOD FROM JUNE 4, 2024

(INCEPTION) THROUGH DECEMBER 31, 2024

	Preference Shares		Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — June 04, 2024 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares(1)	—	—	—	—	4,216,667	422	$24,578	—	25,000
Net loss	—	—	—	—	—	—	—	(32,592)	(32,592)
Balance — December 31, 2024	—	—	—	—	4,216,667	422	24,578	(32,592)	(7,592)
Sale of 408,000 Private Placement units	—	—	408,000	41	—	—	4,079,959	—	4,080,000
Fair value of Public Warrants at issuance	—	—	—	—	—	—	1,385,175	—	1,385,175
Allocated value of transaction costs to Public Warrants and Private Placement Units	—	—	—	—	—	—	(145,042)	—	(145,042)
Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	(5,344,670)	(5,486,227)	(10,830,897)
Net income	—	—	—	—	—	—	—	1,088,407	1,088,407
Balance — December 31, 2025	—	$—	408,000	$41	4,216,667	$422	$—	$(4,430,412)	$(4,429,949)

(1)	Includes up to 550,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On September 17, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 550,000 Founder Shares were no longer subject to forfeiture at the time the underwriters exercised their over-allotment option in full (see Note 5).

The accompanying notes are an integral part of these financial statements.

CHENGHE ACQUISITION III CO.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the period from June 4, 2024 (Inception) through December 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$1,088,407	$(32,592)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation, general, and administrative costs paid through promissory note – related party	172,179	10,420
Interest earned on cash held in Trust Account	(1,370,085)	—
Changes in operating assets and liabilities:
Prepaid expenses	(55,058)	—
Prepaid insurance	(56,667)	—
Accounts payable and accrued expenses	(21,173)	22,172
Due to related party	52,500	—
Net cash used in operating activities	(189,897)	—

Cash Flows from Investing Activity:
Investment of cash into Trust Account	(126,500,000)	—
Net cash used in investing activity	(126,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	123,970,000	—
Proceeds from sale of Private Placement Units	4,080,000	—
Repayment of promissory note - related party	(255,487)	—
Payment of offering costs	(407,791)	—
Net cash provided by financing activities	127,386,722	—

Net Change in Cash	696,825	—
Cash – Beginning of Year/Date of incorporation	—	—
Cash – End of Year/Period	$696,825	$—

Non-cash financing activities:
Prepaid expense paid by Sponsor for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs included in accrued offering costs	$125,000	$152,137
Deferred offering costs paid through promissory note – related party	$72,888	$—
Deferred offering costs paid through prepaid expenses	$25,000	$—
Accretion of Class A ordinary shares to redemption value	$10,830,897	$—
Deferred underwriting fee payable	$5,060,000	$—

The accompanying notes are an integral part of these financial statements.

CHENGHE ACQUISITION III CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from June 4, 2024 (inception) through December 31, 2025, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

CHENGHE ACQUISITION III CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

CHENGHE ACQUISITION III CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

CHENGHE ACQUISITION III CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had cash of $696,825, accumulated deficit of $4,430,412, shareholders’ deficit of $4,429,949. For the year ended December 31, 2025, net cash used in operating activities was $189,897. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete an initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, the co-sponsors, or certain of their officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such Working Capital Loans. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, management has determined that if the Company is unable to complete an initial Business Combination within the Combination Window, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 17, 2027. The Company cannot assure its shareholders that its plans to raise capital or to consummate an initial Business Combination will be successful.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

CHENGHE ACQUISITION III CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $696,825 and $0 in cash as of December 31, 2025 and 2024, respectively. The Company had no cash equivalents as of December 31, 2025 and 2024.

Cash held in Trust Account

As of December 31, 2025 and 2024, the assets held in the Trust Account, amounting to $127,870,085 and $0, respectively, were held in cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

CHENGHE ACQUISITION III CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the accompanying financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025 and 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds upon Initial Public Offering	$126,500,000
Less:
Proceeds allocated to Public Warrants	(1,385,175)
Class A ordinary shares issuance costs	(8,075,637)
Plus:
Remeasurement of carrying value to redemption value	10,830,897
Class A ordinary shares subject to possible redemption, December 31, 2025	$127,870,085

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 6,529,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income per share for the year ended December 31, 2025 and for the period from June 4, 2024 (inception) through December 31, 2024. All accretions associated with the redeemable Class A ordinary shares are excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share (in dollars, except per share amounts):

			For the period from
			June 4, 2024
	For the Year Ended		(Inception) through
	December 31, 2025		December 31, 2024
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per Ordinary Share
Numerator:
Allocation of net income (loss), as adjusted	$540,004	$548,403	$—	$(32,592)

Denominator:
Weighted average Ordinary Shares outstanding	3,766,731	3,825,321	—	3,666,667
Basic and diluted net income (loss) per Ordinary Share	$0.14	$0.14	$—	$(0.01)

CHENGHE ACQUISITION III CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Recent Accounting Standards

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

CHENGHE ACQUISITION III CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Promissory Note — Related Party

On December 5, 2024, the Company entered into a promissory note with Cayman Sponsor, pursuant to which, Cayman Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and shall be payable on the earlier of: (i) December 31, 2026 or (ii) the date on which the Company consummates an Initial Public Offering of its securities. On September 17, 2025, the Company had borrowed $255,487 under the promissory note which has been paid in full by the Company at the closing of the Initial Public Offering and the borrowings under the promissory note are no longer available. As of December 31, 2025 and 2024, there is no outstanding balance under promissory note – related party.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, Cayman Sponsor or an affiliate of Cayman Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans by Cayman Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025 and 2024, the Company had no borrowings under any such Working Capital Loans.

Administrative Service

The Company entered into an agreement with Cayman Sponsor, dated September 15, 2025, to pay an aggregate of $15,000 per month for office space, secretarial, and administrative services provided to members of the Company’s management; upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2025, the Company incurred $52,500 in fees for these services, of which such amount is included in due to related party in the accompanying balance sheets. For the period from June 4, 2024 (inception) through December 31, 2024, no fees were incurred for these services.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. At December 31, 2025 and 2024, there were 408,000 Class A ordinary shares and none issued or outstanding, excluding 12,650,000 and none Class A ordinary shares subject to possible redemption presented in temporary equity, respectively.

Class B Ordinary Shares— The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at $0.0001 par value. At December 31, 2025 and 2024, there were 4,216,667 Class B ordinary shares issued or outstanding. On September 17, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 550,000 Founder Shares were no longer subject to forfeiture at the time the underwriters exercised their over-allotment option in full.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Warrants — As of December 31, 2025, there were 6,325,000 Public Warrants and 204,000 Private Placement Warrants issued or outstanding. As of December 31, 2024, no warrants were outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Accordingly, unless you purchase at least two Units, you will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation., provided that, the private warrants issued to BTIG will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

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

CHENGHE ACQUISITION III CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

At December 31, 2025, assets held in the Trust Account were comprised of $127,870,085 in money market funds which are invested primarily in U.S. Treasury Securities.

At December 31, 2024, there were no assets held in the Trust Account.

CHENGHE ACQUISITION III CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2025	December 31, 2024
Assets:
Cash held in Trust Account	1	$127,870,085	$—

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the statement of operations as net income. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	December 31,	December 31,
	2025	2024
Cash	$696,825	$—
Cash held in Trust Account	$127,870,085	$—

	For the Year Ended December,	For the period from June 4, 2024 (inception) through December 31,
	2025	2024
Formation, general, and administrative costs	$281,678	$32,592
Interest earned on cash held in Trust Account	$1,370,085	$—

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure that enough capital is available to complete an Initial Public Offering and eventually a Business Combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Exhibit No.	Description
1.1	Underwriting Agreement (incorporated herein by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2025)
3.1	Amended and Restated Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2025)
4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No. 4 to the Company’s Registration Statement on Form S-1/A (File No. 333-288524), filed with the SEC on September 9, 2025)
4.2	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 of Amendment No. 4 to the Company’s Registration Statement on Form S-1/A (File No. 333-288524), filed with the SEC on September 9, 2025)
4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 of Amendment No. 4 to the Company’s Registration Statement on Form S-1/A (File No. 333-288524), filed with the SEC on September 9, 2025)
4.5*	Description of Securities
10.1	Private Placement Units Purchase Agreement, dated September 15, 2025 by and between the Company and Chenghe Investment III Limited (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2025)
10.1	Private Placement Units Purchase Agreement, dated September 15, 2025 by and between the Company and Chenghe Investment III LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2025)
10.1	Private Placement Units Purchase Agreement, dated September 15, 2025 by and between the Company and BTIG, LLC. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2025)
10.2	Investment Management Trust Agreement, dated September 15, 2025, by and between the Company and Odyssey Transfer & Trust Company, as trustee. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2025)
10.3	Registration Rights Agreement, dated September 15, 2025, by and among the Company, Chenghe Investment III Limited, Chenghe Investment III LLC and the Holders signatories thereto. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2025)
10.4	Letter Agreement, dated September 15, 2025, by and among the Company, its executive officers, its directors, Chenghe Investment III LLC and Chenghe Investment III Limited. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2025)
10.5	Administrative Support Agreement, dated September 15, 2025, between the Company and Chenghe Investment III Limited (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2025)
10.10	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.9 of Amendment No. 4 to the Company’s Registration Statement on Form S-1/A (File No. 333-288524), filed with the SEC on September 9, 2025)
14.1	Code of Ethics (incorporated herein by reference to Exhibit 14 of Amendment No. 4 to the Company’s Registration Statement on Form S-1/A (File No. 333-288524), filed with the SEC on September 9, 2025)
19.1*	Insider Trading Policy
31.1*	Certification of the Registrant’s Chief Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Registrant’s Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Registrant’s Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Recovery of Erroneously Awarded Compensation Policy (incorporated herein by reference to Exhibit 99.7 of Amendment No. 4 to the Company’s Registration Statement on Form S-1/A (File No. 333-288524), filed with the SEC on September 9, 2025.)
99.1	Audit Committee Charter (incorporated herein by reference to Exhibit 99.1 of Amendment No. 4 to the Company’s Registration Statement on Form S-1/A (File No. 333-288524), filed with the SEC on September 9, 2025.)
99.2	Compensation Committee Charter (incorporated herein by reference to Exhibit 99.2 of Amendment No. 4 to the Company’s Registration Statement on Form S-1/A (File No. 333-288524), filed with the SEC on September 9, 2025.)
99.3	Nominating Committee Charter (incorporated herein by reference to Exhibit 99.3 of Amendment No. 4 to the Company’s Registration Statement on Form S-1/A (File No. 333-288524), filed with the SEC on September 9, 2025.)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

Omitted at our company’s option.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2026.

CHENGHE ACQUISITION III CO.

By:	/s/ Shibin Wang
	Name:	Shibin Wang
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity on March 25, 2026.

Name	Position

/s/ Shibin Wang	Chairman and Chief Executive Officer
Shibin Wang	(principal executive officer)

/s/ Lyle Wang	Chief Financial Officer and Director
Lyle Wang	(principal accounting officer and principal financial officer)

/s/ Houston Li	Chief Operating Officer
Houston Li

/s/ Kwan Sun	Independent Director
Kwan Sun

/s/ Ningrong Liu	Independent Director
Ningrong Liu

/s/ Qingjian Wang	Independent Director
Qingjian Wang