Form 10-Q
period 2026-03-31
Chenghe Acquisition III Co.
filed 2026-05-13
CIK 2047177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 12, 2026, there were 13,058,000 Class A ordinary shares (including 12,650,000 Class A ordinary shares subject to possible redemption), $0.0001 par value and 4,216,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CHENGHE ACQUISITION III CO.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHENGHE ACQUISITION III CO.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$593,663	$696,825
Prepaid insurance	36,667	56,667
Prepaid expenses	65,138	55,058
Total Current Assets	695,468	808,550

Cash held in Trust Account	128,931,590	127,870,085
Total Assets	$129,627,058	$128,678,635

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$19,674	$999
Accrued offering costs	125,000	125,000
Due to related party	97,500	52,500
Total Current Liabilities	242,174	178,499

Deferred underwriting fee	5,060,000	5,060,000
Total Liabilities	5,302,174	5,238,499

Commitments

Class A ordinary shares subject to possible redemption, $0.0001 par value; 12,650,000 shares at redemption value of $10.19 and $10.11 per share as of March 31, 2026 and December 31, 2025, respectively	128,931,590	127,870,085

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 408,000 shares issued and outstanding (excluding 12,650,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	41	41
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,216,667 shares issued and outstanding as of March 31, 2026 and December 31, 2025	422	422
Additional paid-in capital	—	—
Accumulated deficit	(4,607,169)	(4,430,412)
Total Shareholders’ Deficit	(4,606,706)	(4,429,949)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$129,627,058	$128,678,635

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHENGHE ACQUISITION III CO.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative costs	$176,757
Loss from operations	(176,757)

Other income:
Interest earned on cash held in Trust Account	1,061,505
Other income	1,061,505

Income before benefit from income taxes	884,748
Net income	$884,748

Basic and diluted weighted average shares outstanding, Class A ordinary shares	12,650,000
Basic and diluted net income per share, Class A ordinary shares	$0.05
Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,624,667
Basic and diluted net income per share, Class B ordinary shares	$0.05

 The accompanying notes are an integral part of these unaudited condensed financial statements.

CHENGHE ACQUISITION III CO.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Preference Shares		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	408,000	$41	4,216,667	$422	$—	$(4,430,412)	$(4,429,949)
Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(1,061,505)	(1,061,505)
Net income	—	—	—	—	—	—	—	884,748	884,748
Balance – March 31, 2026	—	$—	408,000	$41	4,216,667	$422	$—	$(4,607,169)	$(4,606,706)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHENGHE ACQUISITION III CO.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$884,748
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(1,061,505)
Changes in operating assets and liabilities:
Prepaid expenses	(10,080)
Prepaid insurance	20,000
Accounts payable and accrued expenses	18,675
Due to related party	45,000
Net cash used in operating activities	(103,162)

Net Change in Cash	(103,162)
Cash – Beginning of period	696,825
Cash – End of Period	$593,663

Non-cash financing activities:
Accretion of Class A ordinary shares to redemption value	$1,061,505

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from June 4, 2024 (inception) through March 31, 2026, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had cash of $593,663, accumulated deficit of $4,607,169, shareholders’ deficit of $4,606,706. For the three months ended March 31, 2026, net cash used in operating activities was $103,162. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete an initial Business Combination.

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

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination. The unaudited condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026
(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Initial Public Offering’s Registration Statement, as well as the Company’s Annual Report on Form 10-K, as filed with the SEC on March 25, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $593,663 and $696,825 in cash as of March 31, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as March 31, 2026 and December 31, 2025.

Cash held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $128,931,590 and $127,870,085, respectively, were held in cash.

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s unaudited condensed financial statements.

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds upon Initial Public Offering	$126,500,000
Less:
Proceeds allocated to Public Warrants	(1,385,175)
Class A ordinary shares issuance costs	(8,075,637)
Plus:
Remeasurement of carrying value to redemption value	10,830,897
Class A ordinary shares subject to possible redemption, December 31, 2025	127,870,085
Plus:
Remeasurement of carrying value to redemption value	1,061,505
Class A ordinary shares subject to possible redemption, March 31, 2026	$128,931,590

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes an initial Business Combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average of ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 6,529,000 Class A ordinary shares in the calculation of diluted income per share, because in the calculation of diluted income per share, their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share as of March 31, 2026 and December 31, 2025. All accretions associated with the redeemable Class A ordinary shares are excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended
	March 31, 2026
	Class A	Class B
Basic and diluted net income per Ordinary Share
Numerator:
Allocation of net income, as adjusted	$647,889	$236,859

Denominator:
Weighted average Ordinary Shares outstanding	12,650,000	4,624,667
Basic and diluted net income per Ordinary Share	$0.05	$0.05

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact these standards will have on it unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

MARCH 31, 2026

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, Cayman Sponsor or an affiliate of Cayman Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans by Cayman Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under any such Working Capital Loans.

Administrative Service

The Company entered into an agreement with Cayman Sponsor, dated September 15, 2025, to pay an aggregate of $15,000 per month for office space, secretarial, and administrative services provided to members of the Company’s management; upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2026, the Company incurred $45,000 in fees for these services of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheets. For the three months ended March 31, 2025, no fees were incurred for these services.

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

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 408,000 Class A ordinary shares issued and outstanding, excluding 12,650,000 Class A ordinary shares subject to possible redemption presented in temporary equity, respectively.

Class B Ordinary Shares— The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at $0.0001 par value. As of March 31, 2026 and December 31, 2025, there were 4,216,667 Class B ordinary shares issued or outstanding. On September 17, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 550,000 Founder Shares were no longer subject to forfeiture at the time the underwriters exercised their over-allotment option in full.

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Warrants — As of March 31, 2026 and December 31, 2025, there were 6,325,000 Public Warrants and 204,000 Private Placement Warrants issued or outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Accordingly, unless you purchase at least two Units, you will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation., provided that, the private warrants issued to BTIG will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

As of March 31, 2026 and December 31, 2025, assets held in the Trust Account were $128,931,590 and $127,870,085, respectively, comprised of money market funds which are invested primarily in U.S. Treasury Securities.

The table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026 (unaudited)	December 31, 2025
Assets:
Cash held in Trust Account	1	$128,931,590	$127,870,085

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating officer decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the unaudited condensed statement of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	March 31, 2026 (unaudited)	December 31, 2025
Cash	$593,663	$696,825
Cash held in Trust Account	$128,931,590	$127,870,085

For the Three Months Ended March 31,
2026 (unaudited)
General and administrative costs	$176,757
Interest earned on cash held in Trust Account	$1,061,505

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

General and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the unaudited condensed statement of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Chenghe Acquisition III Co. References to our “management” or our “management team” refer to our officers and directors, and references to the “co-sponsors” refer to Chenghe Investment III Limited and Chenghe Investment III LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of an initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 4, 2024 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $884,748, which consists of interest earned on cash held in the Trust Account of $1,061,505, partially offset by formation, general, and administrative costs of $176,757.

For the three months ended March 31, 2025, we had a net loss of $19,632, which consists of formation, general, and administrative costs.

Liquidity and Capital Resources

For the three months ended March 31, 2026, net cash used in operating activities was $103,162. Net income of $884,748 was impacted by interest earned on cash held in Trust Account of $1,061,505. Changes in operating assets and liabilities provided $73,595 of cash for operating activities.

As of March 31, 2026, we had cash held in the Trust Account of $128,931,590 (including approximately $1,061,505 of interest income) consisting of cash held in a saving account. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $593,663, working capital of $453,294, accumulated deficit of $4,607,169, shareholders’ deficit of $4,606,706. For the three months ended March 31, 2026, net cash used in operating activities was $103,162. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact these standards will have on it unaudited condensed financial statements.

We do not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the unaudited condensed financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated September 15, 2025, by and between the Company and Odyssey Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated September 15, 2025, by and among the Company, its executive officers, its directors, Chenghe Investment III LLC and Chenghe Investment III Limited. (1)
10.2	Investment Management Trust Agreement, dated September 15, 2025, by and between the Company and Odyssey Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated September 15, 2025, by and among the Company, Chenghe Investment III Limited, Chenghe Investment III LLC and the Holders signatories thereto. (1)
10.4	Private Placement Units Purchase Agreement, dated September 15, 2025 by and between the Company and Chenghe Investment III Limited. (1)
10.5	Private Placement Units Purchase Agreement, dated September 15, 2025, by and between the Company and Chenghe Investment III LLC. (1)
10.6	Private Placement Units Purchase Agreement, dated September 15, 2025 by and between the Company and BTIG, LLC. (1)
10.7	Administrative Services Agreement, dated September 15, 2025, by and between the Company and Chenghe Investment III Limited. (1)
10.8	Form of Indemnification Agreement between the Company and each of the officers and directors of the Company. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 15, 2025 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENGHE ACQUISITION III CO.

Date: May 12, 2026	By:	/s/ Shibin Wang
	Name:	Shibin Wang
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Lyle Wang
	Name:	Lyle Wang
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)