Form 10-Q
period 2026-06-30
Chenghe Acquisition III Co.
filed 2026-08-05
CIK 2047177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 5, 2026, there were 13,058,000 Class A ordinary shares (including 12,650,000 Class A ordinary shares subject to possible redemption), $0.0001 par value and 4,216,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CHENGHE ACQUISITION III CO.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHENGHE ACQUISITION III CO.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$441,542	$696,825
Prepaid insurance	16,667	56,667
Prepaid expenses	43,425	55,058
Total Current Assets	501,634	808,550

Cash held in Trust Account	129,999,967	127,870,085
Total Assets	$130,501,601	$128,678,635

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$75,210	$999
Accrued offering costs	125,000	125,000
Due to related party	142,500	52,500
Total Current Liabilities	342,710	178,499

Deferred underwriting fee	5,060,000	5,060,000
Total Liabilities	5,402,710	5,238,499

Commitments

Class A ordinary shares subject to possible redemption, $0.0001 par value; 12,650,000 shares at redemption value of $10.28 and $10.11 per share as of June 30, 2026 and December 31, 2025, respectively	129,999,967	127,870,085

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 408,000 shares issued and outstanding (excluding 12,650,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	41	41
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,216,667 shares issued and outstanding as of June 30, 2026 and December 31, 2025	422	422
Additional paid-in capital	—	—
Accumulated deficit	(4,901,539)	(4,430,412)
Total Shareholders’ Deficit	(4,901,076)	(4,429,949)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$130,501,601	$128,678,635

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHENGHE ACQUISITION III CO.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$294,370	$23,625	$471,127	$43,257
Loss from operations	(294,370)	(23,625)	(471,127)	(43,257)

Other income:
Interest earned on cash held in Trust Account	1,068,377	—	2,129,882	—
Other income	1,068,377	—	2,129,882	—

Income before benefit from income taxes	—	—	—	—
Net income	$774,007	$(23,625)	$1,658,755	$(43,257)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	12,650,000	—	12,650,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.05	$—	$0.10	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	4,216,667	3,666,667	4,624,667	3,666,667
Basic and diluted net income per share, Class B ordinary shares	$0.05	$(0.01)	$0.10	$(0.01)

(1)	Excludes up to 550,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters for the three and six months ended June 30, 2025. On June 30, 2025, Cayman Sponsor forfeited for no consideration 95,833 Class B ordinary shares resulting in 4,216,667 Founder Shares held by Cayman Sponsor. On June 30, 2025, Cayman Sponsor transferred 1,852,000 Founder Shares to Delaware Sponsor, resulting in Cayman Sponsor holding 2,364,667 Founder Shares (up to 308,435 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) and Delaware Sponsor holding 1,852,000 Founder Shares (up to 241,565 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). All shares and per share amounts have been retroactively restated (see Note 5).

 The accompanying notes are an integral part of these unaudited condensed financial statements.

CHENGHE ACQUISITION III CO.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Preference Shares		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	408,000	$41	4,216,667	$422	$—	$(4,430,412)	$(4,429,949)
Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(1,061,505)	(1,061,505)
Net income	—	—	—	—	—	—	—	884,748	884,748
Balance – March 31, 2026	—	—	408,000	41	4,216,667	422	—	(4,607,169)	(4,606,706)
Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(1,068,377)	(1,068,377)
Net income	—	—	—	—	—	—	—	774,007	774,007
Balance – June 30, 2026	—	$—	408,000	$41	4,216,667	$422	$—	$(4,901,539)	$(4,901,076)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Preference Shares		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	—	$—	—	$—	4,216,667	$422	$24,578	$(32,592)	$(7,592)
Net loss	—	—	—	—	—	—	—	(19,632)	(19,632)
Balance – March 31, 2025	—	—	—	—	4,216,667	422	24,578	(52,224)	(27,224)
Net loss	—	—	—	—	—	—	—	(23,625)	(23,625)
Balance – June 30, 2025	—	$—	—	$—	4,216,667	$422	$24,578	$(75,849)	$(50,849)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHENGHE ACQUISITION III CO.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Cash Flows from Operating Activities:
Net income	$1,658,755	$(43,257)
Adjustments to reconcile net income to net cash used in operating activities:
Formation, general, and administrative costs paid through promissory note – related party	—	42,054
Interest earned on marketable securities held in Trust Account	(2,129,882)	—
Changes in operating assets and liabilities:
Prepaid insurance	40,000	—
Prepaid expenses	11,633	—
Due to related party	90,000	—
Accounts payable and accrued expenses	74,211	1,203
Net cash used in operating activities	(255,283)	—

Net Change in Cash	(255,283)	—
Cash – Beginning of period	696,825	—
Cash – End of period	$441,542	$—

Noncash investing and financing activities:
Deferred offering costs included in the accrued offering costs	$—	$592,748
Deferred offering costs paid through promissory note – related party	$—	$26,774
Deferred offering costs applied to prepaid expense	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 4, 2024 (inception) through June 30, 2026, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had cash of $441,542, accumulated deficit of $4,901,539, shareholders’ deficit of $4,901,076. For the six months ended June 30, 2026, net cash used in operating activities was $255,283. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete an initial Business Combination.

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

JUNE 30, 2026
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Initial Public Offering’s Registration Statement, as well as the Company’s Annual Report on Form 10-K, as filed with the SEC on March 25, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $441,542 and $696,825 in cash as of June 30, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as June 30, 2026 and December 31, 2025.

Cash held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $129,999,967 and $127,870,085, respectively, were held in cash.

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

JUNE 30, 2026

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds upon Initial Public Offering	$126,500,000
Less:
Proceeds allocated to Public Warrants	(1,385,175)
Class A ordinary shares issuance costs	(8,075,637)
Plus:
Remeasurement of carrying value to redemption value	10,830,897
Class A ordinary shares subject to possible redemption, December 31, 2025	127,870,085
Plus:
Remeasurement of carrying value to redemption value	1,061,505
Class A ordinary shares subject to possible redemption, March 31, 2026	128,931,590
Plus:
Remeasurement of carrying value to redemption value	1,068,377
Class A ordinary shares subject to possible redemption, June 30, 2026	$129,999,967

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 6,529,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2026. All accretions associated with the redeemable Class A ordinary shares are excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per Ordinary Share
Numerator:
Allocation of net income (loss), as adjusted	$580,505	$193,502	$—	$(23,625)	$1,214,683	$444,072	$—	$(43,257)

Denominator:
Weighted average Ordinary Shares outstanding	12,650,000	4,216,667	—	3,666,667	12,650,000	4,624,667	—	3,666,667
Basic and diluted net income (loss) per Ordinary Share	$0.05	$0.05	$—	$(0.01)	$0.10	$0.10	$—	$(0.01)

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Recent Accounting Standards

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

JUNE 30, 2026

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, Cayman Sponsor or an affiliate of Cayman Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans by Cayman Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under any such Working Capital Loans.

Administrative Service

The Company entered into an agreement with Cayman Sponsor, dated September 15, 2025, to pay an aggregate of $15,000 per month for office space, secretarial, and administrative services provided to members of the Company’s management; upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company incurred $45,000 and $90,000, respectively, in fees for these services of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheets. For the three and six months ended June 30, 2025, no fees were incurred for these services.

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

JUNE 30, 2026

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 408,000 Class A ordinary shares issued and outstanding, excluding 12,650,000 Class A ordinary shares subject to possible redemption presented in temporary equity, respectively.

Class B Ordinary Shares— The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at $0.0001 par value. As of June 30, 2026 and December 31, 2025, there were 4,216,667 Class B ordinary shares issued or outstanding. On September 17, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 550,000 Founder Shares were no longer subject to forfeiture at the time the underwriters exercised their over-allotment option in full.

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Warrants — As of June 30, 2026 and December 31, 2025, there were 6,325,000 Public Warrants and 204,000 Private Placement Warrants issued or outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Accordingly, unless you purchase at least two Units, you will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation., provided that, the private warrants issued to BTIG will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

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

JUNE 30, 2026

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

As of June 30, 2026 and December 31, 2025, the Company did not have any assets or liabilities that were measured at fair value.

CHENGHE ACQUISITION III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

	June 30, 2026 (unaudited)	December 31, 2025
Cash	$441,542	$696,825
Cash held in Trust Account	$129,999,967	$127,870,085

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026 (unaudited)	2025	2026 (unaudited)	2025
General and administrative costs	$294,370	$23,625	$471,127	$43,257
Interest earned on cash held in Trust Account	$1,068,377	$—	$2,129,882	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 4, 2024 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $774,007, which consists of interest earned on cash held in the Trust Account of $1,068,377, partially offset by formation, general, and administrative costs of $294,370.

For the three months ended June 30, 2025, we had a net loss of $23,625, which consists of formation, general, and administrative costs.

For the six months ended June 30, 2026, we had a net income of $1,658,755, which consists of interest earned on cash held in the Trust Account of $2,129,882, partially offset by formation, general, and administrative costs of $471,127.

For the six months ended June 30, 2025, we had a net loss of $43,257, which consists of formation, general, and administrative costs.

Liquidity and Capital Resources

For the six months ended June 30, 2026, net cash used in operating activities was $255,283. Net income of $1,658,755 was impacted by interest earned on cash held in Trust Account of $2,129,882. Changes in operating assets and liabilities provided $215,844 of cash for operating activities.

As of June 30, 2026, we had cash held in the Trust Account of $129,999,967 (including approximately $3,499,967 of interest income) consisting of cash held in a saving account. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $441,542, working capital of $158,924, accumulated deficit of $4,901,539, shareholders’ deficit of $4,901,076. For the six months ended June 30, 2026, net cash used in operating activities was $255,283. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the unaudited condensed financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

CHENGHE ACQUISITION III CO.

Date: August 5, 2026	By:	/s/ Shibin Wang
	Name:	Shibin Wang
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Lyle Wang
	Name:	Lyle Wang
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)